Form 10-Q
period 1995-03-31
FIRST FRANKLIN CORP
filed 1995-05-10
CIK 742161

Securities and Exchange Commission
                           Washington, D.C. 20549


                                 Form 10-QSB

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended March 31,1995

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period

                       Commission File Number 0-16362

                          First Franklin Corporation
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                  31-1221029
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number)

     401 East Court Street, Cincinnati, Ohio          45202
    (Address of Principal Executive Offices)        (Zip Code)

      Registrant's Telephone Number, including Area Code  (513) 721-1031

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                        Yes  [X]     NO  [ ]


As of March 31,1995, there were issued and outstanding 1,175,786 shares of the Registrant's Common Stock.

     Transitional Small Business Format (check one)
                                        Yes  [ ]     NO  [X]

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARY


                                   INDEX
                                                                  Page No.
Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
             March 31, 1995 and December 31, 1994                     3

             Consolidated Statements of Operations and Retained
             Earnings - Three Month Periods ended
             March 31, 1995 and 1994                                  4

             Consolidated Statements of Cash Flows -
             Three Month Periods ended March 31,1995
             and 1994                                                 6

             Notes to Consolidated Financial Statements               8


Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  9


Part II    Other Information                                         14

Item 5.  Press Release Dated March 28, 1995                          15
         Press Release Dated April 17, 1995                          16


Signatures

Part I - Item 1.
                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                            Mar 31,1995     Dec 31,1994
                                            (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $3,057 and $827 at 03/31/95
  and 12/31/94, respectively                    $6,357           $2,883
Investment securities
  Available-for-sale, at market value
     (amortized cost of $14,899 and $14,899,
     respectively)                              14,166           13,747
  Held-to-maturity, at amortized cost
     (market value of $962 and $933,               881              881
     respectively)
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $21,082 and $21,543,    20,943           20,742
     respectively)
  Held-to-maturity, at amortized cost
    (market value of $13,288 and 13,100,        14,260           14,583
    respectively)
Loans receivable, net                          132,499          134,170
Real estate owned, net                               0                0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                         1,567            1,649
Accrued interest receivable                      1,110            1,021
Property and equipment, net                        970              985
Other assets                                     1,499            1,729
                                              ________         ________
     Total Assets                             $194,252         $192,390


     LIABILITIES
Savings accounts                              $173,988         $172,502
Borrowings                                         588              596
Advances by borrowers for taxes
  and insurance                                    686            1,114
Other liabilities                                  142              326
                                               _______          _______
     Total liabilities                         175,404          174,538
                                               _______          _______
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  1,500,000 shares authorized; 1,267,664
   shares issued at 03/31/95 and 1,255,464
   at 12/31/94                                      13               13
Additional paid in capital                       5,826            5,765
Treasury stock, at cost- 91,878 shares at
 03/31/95 and 12/31/94, respectively              (442)            (442)
Unrealized loss on available-for-sale securities,
   net of taxes of $296 at 03/31/95 and $663      (576)          (1,289)
   at 12/31/94
Retained earnings, substantially restricted     14,027           13,805
                                              ________        _________
     Total stockholders' equity                 18,848           17,852
                                              ________        _________
         Total liabilities and
         stockholders' equity                 $194,252         $192,390

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                              (Dollars in Thousands)

                                             For The Three Months Ended
                                            Mar 31,1995     Mar 31,1994
                                                    (Unaudited)

Interest income:
  Loans receivable                              $2,651           $2,622
  Mortgage-backed securities                       530              513
  Investment securities                            275              244
                                                ______            _____
                                                 3,456            3,379
                                                ______            _____
Interest expense:
  Savings accounts                               2,012            1,834
  Borrowings                                        18               24
                                                 _____            _____
                                                 2,030            1,858
                                                 _____            _____
     Net interest income                         1,426            1,521

Provision for loan losses                           15               31
                                                 _____            _____
     Net interest income after
       provision for loan losses                 1,411            1,490
                                                 _____            _____
Noninterest income:
  Gain on loans sold                                 2                8
  Service fees on NOW accounts                      51               52
  Other income                                      35               79
                                                 _____            _____
                                                    88              139
                                                 _____            _____
Noninterest expenses:
  Salaries and employee benefits                   416              401
  Occupancy expense                                147              151
  Federal insurance premiums                       100              105
  Service bureau expense                            66               63
  Other expenses                                   315              362
                                                 _____            _____
                                                 1,044            1,082
                                                 _____            _____

Income before federal income taxes                 455              547

Provision for federal income taxes                 151              185
                                                 _____            _____

     Net Income                                   $304             $362

                                 continued


The accompanying notes are an integral part of the consolidated financial statements.

                FIRST FRANKLIN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS, CONTINUED
                           (Dollars in Thousands)

                                            For The Three Months Ended
                                            Mar 31,1995     Mar 31,1994
                                                    (Unaudited)

RETAINED EARNINGS-BEGINNING OF PERIOD          $13,805          $13,171
  Net income                                       304              362
  Less: dividends declared                         (82)             (72)
                                               _______          _______
RETAINED EARNINGS-END OF PERIOD                $14,027          $13,461

EARNINGS PER COMMON SHARE (in dollars)           $0.25            $0.30

DIVIDENDS DECLARED PER
 COMMON SHARE (in dollars)                       $0.07          $0.0625

The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)

                                               For The Three Months Ended
                                               Mar 31,1995     Mar 31,1994
                                                       (Unaudited)

Cash provided by (used in) operating activities:

Net income                                        $304             $362

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                      15               31
     Depreciation and amortization                  51               67
     FHLB stock dividend                           (27)             (20)
     Increase in accrued interest receivable       (89)            (164)
     Decrease (increase) in other assets           230             (135)
     (Decrease) increase in other liabilities     (184)             519
     Other, net                                   (396)             (89)
      Loans sold                                    91            2,926
      Disbursements on loans originated for sale   (91)            (988)
                                                 ______           _____
Net cash (used in) provided by operating           (96)           2,509
     activities                                  ______           _____

Cash provided by (used in) investing activities:
  Loan principal reductions                      5,845            9,498
  Disbursements on mortgage and other
     loans originated for investment            (4,099)          (8,865)
  Repayments on mortgage-backed
     securities                                    773            1,518
  Purchase of available-for-sale mortgage-backed
     securities                                                  (1,499)
  Purchase of available-for-sale investment
     securities                                                    (998)
  Proceeds from the maturity of
    available-for-sale investment securities                      1,000
  Proceeds from  the maturity of
    held-to-maturity investment securities                           10
  Proceeds from sale of Federal Home
    Loan Bank stock                                109
  Proceeds from the sale of real estate owned                        25
  Capital expenditures                             (26)              (9)
                                                 _____            _____
Net cash provided by investing activities        2,602              680
                                                 _____            _____

                                    continued

The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST FRANKLIN CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                           (Dollars in Thousands)


                                              For The Three Months Ended
                                              Mar 31,1995     Mar 31,1994
                                                       (Unaudited)

Cash provided by (used in)
    financing activities:
  Net decrease in passbook accounts and
    demand deposits                             (5,416)          (2,164)
  Proceeds from sales of certificates
    of deposit                                  18,815            8,131
  Payments for maturing certificates
    of deposit                                 (11,913)         (10,297)
  Repayment of borrowed money                       (8)            (677)
  Decrease in advances by borrowers
     for taxes and insurance                      (428)            (419)
  Payment of dividends                             (82)             (72)
                                                ______           ______
Net cash provided by (used in) financing           968           (5,498)
   activities                                  _______           ______

Net increase (decrease) in cash                 $3,474          ($2,309)
Cash at beginning of period                      2,883            7,358
                                                 _____           ______
CASH AT END OF PERIOD                           $6,357           $5,049




The accompanying notes are an integral part of the consolidated financial statements.

                     FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,1995 are not necessarily indicative of the results that may be expected for the full year. The December 31,1994 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:   STOCK SPLIT

On January 10,1995, a two-for-one stock split took place. All references in the accompanying financial statements to the number of common shares and per share amounts have been adjusted to reflect the stock split. Common shares and paid-in capital have also been adjusted to reflect the split.

Part I - Item 2.

              FIRST FRANKLIN CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

First Franklin Corporation ("Company") was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company applied for and received regulatory approval to acquire all the common stock of Franklin to be outstanding upon its conversion from the mutual to stock form of ownership. This conversion was completed January 25,1988.

As a Delaware corporation, First Franklin is authorized to engage in any activity permitted by Delaware General Corporate Law. As a unitary savings and loan holding company, First Franklin is subject to examination and supervision by the Office of Thrift Supervision ("OTS") , although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, investment securities and investments in Franklin and DirectTeller Systems Inc. ("DirectTeller").

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a wide range of consumer banking services, including mortgage loans, credit cards, checking accounts, auto loans, savings and certificate accounts, automated teller machines and a voice response telephone inquiry system. Beginning in March 1995, Franklin initated a program to provide its customers access to mutual funds, annuities and brokerage services in its offices. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market.

Franklin has one subsidiary, Madison Service Corporation ("Madison"). Madison was formed on February 22,1972 by Franklin which owns 100% of its outstanding stock. At the present time, Madison's only activity is the servicing of a multi-family mortgage loan. Madison had net income of $11,429 for 1994 and $910 for the three months ended March 31,1995. The 1994 income includes the collection of $10,000 in non-recurring fees on the multi-family loan which Madison services.

DirectTeller was formed in 1989 by the Company and DataTech Services, Inc.
to develop and market a voice response inquiry system to allow financial institution customers to access information about their accounts via the telephone and/or a facsimile machine. The inquiry system is installed at Intreive, a computer service bureau which specializes in financial institutions. The system is currently operational at nineteen of Intrieve's clients in eight states servicing approximately 500,000 accounts. The agreement with Intrieve gives DirectTeller a percentage of the future profits generated by the inquiry system.

During the first quarter of 1995 payments under this agreement totalled $800. DirectTeller is continuing to market this system to other financial institu-tions and computer service bureaus. First Franklin owns 51% of DirectTeller's outstanding common stock. The Company's share of DirectTeller's net profit for the quarter ended March 31,1995 was $283. For the year ended December 31,1994 the Company's share of DirectTeller's operating loss was $1,738.

Since the results of operations of Madison and DirectTeller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated Assets increased $1.9 million (1.0%) from $192.4 million at December 31, 1994 to $194.3 million at March 31, 1995, compared to a $4.5 million (2.3%) decrease for the same period in 1994.

Loan disbursements were $4.2 million during the current quarter compared to $9.8 million during the quarter ended March 31,1994. This decrease reflects the higher level of interest rates experienced during the second half of 1994 and the current quarter. Based on current market conditions, it appears that loan disbursements may increase slightly during the second quarter. At
March 31,1995, commitments to originate mortgage loans or purchase mortgage-backed securities were $1.6 million. At the same date, $2.5 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments. To maintain a favorable match between the assets and liabilities maturing or repricing during a specific period, Franklin may buy adjustable rate mortgage-backed securities or sell some of the fixed rate loans that it originates and any adjustable rate loans that have used their conversion privilege to convert to a fixed rate loan. Increased interest rates have created a greater demand for adjustable rate mortgage loans, therefore, during the current quarter, Franklin sold only $91,000 of fixed rate mortgage loans. During the same period, no adjustable rate mortgage-backed securities were purchased.

Liquid assets increased $3.9 million during the three months ended March 31, 1995 to $21.4 million. This increase is the result of the decline in loan disbursements. At March 31,1995 liquid assets were 11.0% of total assets, which was above management's target of 8%.

The Company adopted SFAS No. 115 as of January 1, 1994 and investment and mortgage-backed securities were classified based on the Company's current intention to hold to maturity or have available for sale, if necessary.
No securities were classified as trading. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31,1995. During the current quarter, there have been no sales of investments or mortgage-backed securities.

                               Amortized    Market    Unrealized   Unrealized
                                 Cost        Value       Gains      Losses
                                           (in thousands)
 Available-for-sale
  Investment securities         $14,899     $14,166         $0         $733
  Mortgage-backed securities    $21,082     $20,943        $96         $235
 Held-to-maturity
  Investment securities            $881        $962        $81           $0
  Mortgage-backed securities    $14,260     $13,288         $0         $972

At March 31,1995 savings deposits were $174.0 million compared to $172.5 million at December 31,1994. This is a increase of $1.5 million during the current quarter. During the three months ended March 31,1995, core deposits (transaction and passbook savings accounts) decreased $5.4 million. A substantial portion of these funds were transferred to certificates of deposit, which caused short term certificates (two years or less) to increase $4.8 million and certificates with original terms greater than two years to increase $2.1 million. Interest of $1.8 million was credited to accounts during the current quarter. After eliminating the effect of interest credited, savings decreased $300,000 during the three months ended March 31,1995.

At March 31,1995 borrowings consisted of a $588,000 Federal Home Loan Bank advance.

At March 31,1995, $1.7 million of assets were classified substandard, $305,000 classified loss and $3.1 million classified as special mention compared to $1.9 million as substandard, $577,000 as loss and $2.9 million as special mention at December 31,1994. Non-accruing and accruing loans delinquent ninety days or more at March 31,1995 and December 31,1994 were $730,000 and $1.1 million, respectively. During the remainder of 1995, continued emphasis will be placed on the collection process to reduce the amount of these loans.

In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. Based on the quality of the loan portfolio and management's belief that the level of general reserves is adequate to protect against reasonally foresee-able losses, the charges against current operations were reduced as compared to previous years. The following table shows the activity that has occurred on loss reserves during the three months ended March 31,1995.


                                                (in thousands)
                 Balance at beginning of period      $1,256
                 Charge offs                            253
                 Additions charged to operations         15
                 Recoveries                               0
                                                     ______
                 Balance at end of period            $1,018


First Franklin continues to enjoy a strong net worth position. At March 31, 1995, net worth was $18.8 million, which is 9.7% of assets. At the same date, book value per share was $16.03 compared to $16.21 at March 31,1994. The following table summarizes, as of March 31,1995, the regulatory capital position of our subsidiary, Franklin Savings.

Capital Standard    Actual     Required     Excess   Actual   Required  Excess
                        (in thousands)
Tangible            $13,880    $2,868      $11,012    7.26%    1.50%    5.76%
Core                $13,880    $5,736       $8,144    7.26%    3.00%    4.26%
Risk-based          $14,593    $7,019       $7,574   16.63%    8.00%    8.63%

RESULTS OF OPERATIONS

Net income declined to $304,000 ($0.25 per share) for the current quarter from $362,000 ($0.30 per share) for the same quarter in 1994.

Net interest income, before provisions for loan losses, decreased to $1.43 million for the current quarter compared to $1.52 million during the same period in 1994. This decline was due to the collection of $120,000 in interest on a non-accruing multi-family loan which became current during the quarter ended March 31,1994. As the tables below illustrate, average interest-earning assets declined $131,000 to $187.7 million during the quarter ended March 31,1995 from $187.8 million for the year ended December 31,1994. Average interest bearing liabilities declined $113,000 from $173.9 million for the year ended December 31,1994 to $173.8 for the current quarter. Thus, average net interest earning assets decreased $18,000. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) decreased from 2.76% for the year ended December 31, 1994 to 2.69% for the current three month period. This decrease in the spread reflects an increase in the cost of funds from 4.32% for the year ended December 31, 1994 to 4.67% for the quarter ended March 31,1995.
The yield on interest-earning assets increased to 7.36% during the current quarter from 7.08% for the year ended December 31,1994.

                                    For the Three Months ended March 31,1995

                                              Average
                                           Outstanding          Yield/cost
                                         ($ in thousands)
    Average interest-earning assets
       Loans                                  $133,116             7.96%
       Mortgage-backed securities               35,565             5.96%
       Investments                              17,398             5.72%
       FHLB stock                                1,622             6.66%
                                              ________
         Total                                $187,701             7.36%
                                              ________

    Average interest-bearing liabilities
       Demand deposits                         $24,123             2.50%
       Savings accounts                         27,119             2.76%
       Certificates                            121,928             5.49%
       FHLB advances                               591             8.13%
                                              ________
         Total                                $173,761             4.67%
                                              ________

  Net interest-earning assets                  $13,940             2.69%

                                      For the year ended December 31, 1994

                                              Average
                                            Outstanding         Yield/cost
                                         ($ in thousands)
    Average interest-earning assets
       Loans                                  $130,839             7.81%
       Mortgage-backed securities               37,947             5.44%
       Investments                              17,403             5.24%
       FHLB stock                                1,643             5.72%
                                              ________
         Total                                $187,832             7.08%
                                              ________

    Average interest-bearing liabilities
       Demand deposits                         $28,446             2.49%
       Savings accounts                         34,155             2.79%
       Certificates                            110,426             5.24%
       FHLB advances                               830             8.67%
       Other borrowings                             17
                                              ________
         Total                                $173,874             4.32%
                                              ________

  Net interest-earning assets                  $13,958             2.76%


Noninterest income for the quarter ended March 31,1995 was $88,000 compared to $139,000 for the same quarter in 1994 . The decline between the two periods is the result of a decrease in loan fees, late charges and profit on the sale of loans. As discussed previously, it appears that demand for adjustable rate mortgage loans will continue to be strong, therefore management anticipates that loan sales will remain at levels experienced during the current quarter.

Noninterest expenses were $1.04 million for the current quarter compared to $1.08 million for the three months ended March 31,1994. As a percentage of average assets, this is 2.16% for the current quarter compared to 2.20% for the first quarter of 1994.

PART II
                 FIRST FRANKLIN CORPORATION AND SUBSIDIARY

Item 1.  LEGAL PROCEEDING

   There are no material pending legal proceedings to which the holding company or any subsidiary is a party or of which any of their property is subject.



Item 2.  CHANGES IN SECURITIES

            None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


Item 5.  OTHER INFORMATION

            A.  Press Release Dated March 28,1995 as follows:

March 28, 1995
FOR IMMEDIATE RELEASE
CONTACT:  Thomas H. Siemers
          President and CEO
          721-0808



Thomas H. Siemers, President and CEO of First Franklin Corporation, has announced that, for the twenty-sixth consecutive quarter, the Board of Directors has declared a dividend of $0.07 per share for the first quarter of 1995. The quarterly dividend will be payable on April 17, 1995 to shareholders of record as of April 7.

First Franklin is the parent organization of Franklin Savings, which has seven offices in Greater Cincinnati and assets of $190,331,000 as of February 28, 1995.

            B.  Press Release Dated April 17,1995 as follows:


April 17, 1995

FOR IMMEDIATE RELEASE

CONTACT:  Thomas H. Siemers
          President and CEO
          721-0808


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio announced today earnings of $304,000 ($.25 per share) for the first quarter of 1995. This compares to earnings of $362,000 ($.30 per share) for the same period last year.

First Franklin conducts its business through its subsidiary Franklin Savings, with seven full service offices located in Hamilton County, Ohio.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FIRST FRANKLIN CORPORATION


                                            /s/ Daniel T. Voelpel
                                            ___________________
                                            Daniel T. Voelpel
                                            Vice President and
                                            Chief Financial Officer



Date: May 9, 1995