Form 10-Q/A
period 1995-03-31
FIRST FRANKLIN CORP
filed 1995-06-23
CIK 742161

                      Securities and Exchange Commission
                           Washington, D.C. 20549


                               Form 10-QSB/A

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.  Financial Data Schedule


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST FRANKLIN CORPORATION

                                              /s/ Daniel T. Voelpel
                                              ______________________
                                              Daniel T. Voelpel
                                              Vice President and
                                              Chief Financial Officer

Date: June 23, 1995