Form 10-Q
period 1995-06-30
FIRST FRANKLIN CORP
filed 1995-08-10
CIK 742161

                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30,1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the Transition Period
                      Commission File Number 0-16362

                        First Franklin Corporation
           (Exact Name of Registrant as Specified in its Charter)


Delaware                                 31-1221029
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification Number)

      401 East Court Street  Cincinnati, Ohio          45202
     (Address of Principal Executive Offices)        (Zip Code)

   Registrant's Telephone Number, including Area Code  (513) 721-1031

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

Yes  [X]     NO  [ ]

As of June 30,1995, there were issued and outstanding 1,175,786 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
Yes  [ ]     NO  [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                       INDEX

                                                               Page No.


Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
             June 30, 1995 and December 31, 1994                      3

             Consolidated Statements of Operations and Retained
             Earnings - Three and Six Month Periods ended
             June 30,1995 and 1994                                    4

             Consolidated Statements of Cash Flows -
             Six Month Periods ended June 30,1995 and 1994            6

             Notes to Consolidated Financial Statements               8


Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  9


Part II    Other Information                                         15

Item 5.  Press Release Dated June 27, 1995                           16
         Press Release Dated July 14, 1995                           16

Signatures                                                           17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibit 27, Financial Data Schedule                         18

Part I - Item 1.
                 FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                            June 30,1995    Dec 31,1994
                                                (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $6,736 and $827 at 06/30/95
  and 12/31/94, respectively                   $11,388           $2,883
Investment securities
  Available-for-sale, at market value
     (amortized cost of $14,899 and $14,899,    14,582           13,747
     respectively)
  Held-to-maturity, at amortized cost
     (market value of $971 and $933,
     respectively                                  881              881
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $20,439 and $21,543,    20,680           20,742
     respectively)
  Held-to-maturity, at amortized cost
    (market value of $13,586 and 13,100,        14,005           14,583
    respectively)
Loans receivable, net                          132,885          134,170
Real estate owned, net                             272                0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                         1,593            1,649
Accrued interest receivable                      1,102            1,021
Property and equipment, net                        940              985
Other assets                                     1,226            1,729
                                              $199,554         $192,390

     LIABILITIES
Savings accounts                              $178,985         $172,502
Borrowings                                         464              596
Advances by borrowers for taxes
  and insurance                                    401            1,114
Other liabilities                                   98              326
     Total liabilities                         179,948          174,538

     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 1,267,664
   shares issued at 06/30/95 and 1,255,464
  12/31/94                                          13               13
Additional paid in capital                       5,826            5,765
Treasury stock, at cost- 91,878 shares at
 06/30/95 and 12/31/94, respectively              (442)            (442)
Unrealized loss on available-for-sale securities,
  net of taxes of $26 at 06/30/95 and $663         (50)          (1,289)
  at 12/31/94
Retained earnings, substantially restricted     14,259           13,805
     Total stockholders' equity                 19,606           17,852
                                              $199,554         $192,390

The accompanying notes are an integral part of the consolidated financial statements.

                 FIRST FRANKLIN CORPORATION AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (Dollars in thousands)

                                             For The Three Months Ended       For The Six Months Ended
                                            June 30,1995    June 30,1994    June 30,1995    June 30,1994
                                                     (Unaudited)                      (Unaudited)

Interest income:
  Loans receivable                              $2,685           $2,486      $5,336          $5,108
  Mortgage-backed securities                       541              515       1,071           1,028
  Investment securities                            331              238         606             482
                                                 3,557            3,239       7,013           6,618
Interest expense:
  Savings accounts                               2,158            1,786       4,170           3,620
  Borrowings                                        10               13          28              37
                                                 2,168            1,799       4,198           3,657

     Net interest income                         1,389            1,440       2,815           2,961

Provision for loan losses                            0               31          15              62
     Net interest income after
       provision for loan losses                 1,389            1,409       2,800           2,899
Noninterest income:
  Gain on loans sold                                 1                9           3              17
  Service fees on NOW accounts                      53               53         104             105
  Other income                                      28               87          63             166
                                                    82              149         170             288
Noninterest expenses:
  Salaries and employee benefits                   423              447         839             848
  Occupancy expense                                145              144         292             295
  Federal insurance premiums                       100              104         200             209
  Service bureau expense                            64               63         130             126
  Other expenses                                   272              307         587             669
                                                 1,004            1,065       2,048           2,147

Income before federal income taxes                 467              493         922           1,040

Provision for federal income taxes                 152              163         303             348

     Net Income                                   $315             $330        $619            $692

                                       Continued

The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS, CONTINUED
                            (Dollars in thousands)

                                            For The Three Months Ended       For The Six Months Ended
                                            June 30,1995    June 30,1994   June 30,1995    June 30,1994
                                                      (Unaudited)                  (Unaudited)

RETAINED EARNINGS-BEGINNING OF PERIOD          $14,027          $13,107     $13,805         $12,816
  Net income                                       315              330         619             692
  Less: dividends declared                         (83)             (73)       (165)           (144)
RETAINED EARNINGS-END OF PERIOD                $14,259          $13,364     $14,259         $13,364

EARNINGS PER COMMON SHARE (in dollars)           $0.25            $0.27       $0.50           $0.57

DIVIDENDS DECLARED PER
 COMMON SHARE (in dollars)                       $0.07          $0.0625       $0.14          $0.125


The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                             For The Six Months Ended
                                            June 30,1995    June 30,1994
                                                     (Unaudited)
Cash provided by (used in) operating activities:
Net income                                        $619             $692

Adjustments to reconcile net income to net cash provided by operating activities:

    Provision for loan losses                       15               62
    Depreciation and amortization                  101              130
    FHLB stock dividend                            (52)             (44)
    Deferred income taxes                         (638)            (573)
    Gain on sale of real estate owned                               (55)
    Increase in accrued interest receivable        (81)            (124)
    Increase in deferred loan fees                (151)            (102)
    Decrease in other assets                       503               24
    Increase (decrease) in other liabilities      (228)              34
    Other, net                                    (264)             587
    Loans sold                                     287            3,397
    Disbursements on loans originated for sale    (287)          (1,459)
Net cash provided by operating activities         (176)           2,569

Cash provided by (used in) investing activities:
  Loan principal reductions                     13,022           18,302
  Disbursements on mortgage and other
     loans for investment                      (11,610)         (17,047)
  Repayments on mortgage-backed
     securities                                  1,661            3,217
  Purchase of available-for-sale mortgage-backed
     securities                                                  (2,635)
  Purchase of available-for-sale investment securities             (998)
  Proceeds from  the maturity of
    available-for-sale investment securities                      1,000
  Proceeds from  the maturity of
    held-to-maturity investment securities                           10
  Proceeds from redemption of (purchase of) Federal
    Home Loan Bank stock                           109              187
  Proceeds from the sale of real estate owned                       517
  Capital expenditures                             (35)             (13)
Net cash provided by investing activities        3,147            2,540

                                       continued

The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (Dollars in Thousands)

                                             For The Six Months Ended
                                            June 30,1995    June 30,1994
                                                     (Unaudited)
Cash provided by (used in)
    financing activities:
  Net decrease in passbook accounts and
    demand deposits                             (6,973)          (4,981)
  Proceeds from sales of certificates
    of deposit                                  38,596           13,346
  Payments for maturing certificates
    of deposit                                 (25,140)         (17,225)
  Repayment of borrowed money                     (132)            (685)
  Decrease in advances by borrowers
     for taxes and insurance                      (713)            (624)
  Proceeds from sale of common stock                61
  Payment of dividends                            (165)            (144)
Net cash provided by (used in) financing act     5,534          (10,313)

Net increase (decrease) in cash                 $8,505          ($5,204)
Cash at beginning of period                      2,883            7,358
CASH AT END OF PERIOD                          $11,388           $2,154

The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30,1995 are not necessarily indicative of the results that may be expected for the full year. The December 31,1994 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:   STOCK SPLIT

On January 10, 1995, a two-for-one stock split took place. All references in the accompanying financial statements to the number of common shares and per share amounts have been adjusted to reflect the stock split. Common shares and paid-in capital have also been adjusted to reflect the split.

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

As a Delaware corporation, First Franklin is authorized to engage in any activity permitted by Delaware General Corporate Law. As a unitary savings and loan holding company, First Franklin is subject to examination and supervision by the Office of Thrift Supervision ("OTS") , although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash and investments in Franklin and DirectTeller Systems Inc. ("DirectTeller").

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

Franklin has one subsidiary, Madison Service Corporation ("Madison"). Madison was formed on February 22,1972 by Franklin which owns 100% of its outstanding stock. At the present time, Madison's only activity is the servicing of a multi-family mortgage loan. Madison had net income of $11,429 for 1994 and $1,371 for the six months ended June 30,1995. The 1994 income includes the collection of $10,000 in non-recurring fees on the multi-family loan which Madison services.

DirectTeller was formed in 1989 by the Company and DataTech Services, Inc. to develop and market a voice response and fax retrieval telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and/or a facsimile machine. The inquiry system is installed at Intrieve, a computer service bureau which specializes in financial institutions. The system is currently operational at nineteen of Intrieve's clients in eight states servicing approximately 500,000 accounts. The agreement with Intrieve gives DirectTeller a percentage of the future profits generated by the inquiry system.

Payments during 1995 under this agreement have totalled $5,421. DirectTeller is continuing to market this system. First Franklin owns 51% of Direct-Teller's outstanding common stock. The Company's share of DirectTeller's net profit for the six months ended June 30,1995 was $4,437. For the year ended December 31,1994 the Company's share of DirectTeller's operating loss was $1,738.

Since the results of operations of Madison and DirectTeller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated Assets increased $7.2 million (3.7%) from $192.4 million at December 31, 1994 to $199.6 million at June 30, 1995, compared to a $10.0 million (5.0%) decrease for the same period in 1994. During the Second Quarter 1995 assets increased $5.3 million (2.7%) compared to a $5.9 million (3.0%) decrease during the same quarter in 1994.

Loan disbursements were $12.0 million during the current six months compared to $18.5 million during the six months ended June 30,1994. Disbursements were $7.8 million during the Second Quarter 1995 compared to $8.7 million during the same quarter in 1994. Based on current market conditions, it appears that loan disbursements will increase during the third quarter.
At June 30,1995, commitments to originate mortgage loans or purchase mortgage-backed securities were $2.7 million. At the same date, $1.7 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments. To maintain a favorable match between the assets and liabilities maturing or repricing during a specific period, Franklin may buy adjustable rate mortgage-backed securities or sell some of the fixed rate loans that it originates and any adjustable rate loans that have used their conversion privilege to convert to a fixed rate loan. Demand for adjustable rate mortgage loans has been strong during the first six months of 1995, therefore, Franklin has sold only $287,000 of fixed rate mortgage loans. During the same period no adjustable rate mortgage-backed securities were purchased.

Liquid assets increased $9.3 million during the six months ended June 30,1995 to $26.9 million. This is due to an increase in savings deposits of $6.5 million and repayments on loans and mortgage-backed securities that exceeded
disbursements by $3.1 million.   At December 31,1994 liquid assets maturing
in less than six months offerred less protection against increased cash needs than desired, therefore, during the first six months of 1995 the increase in savings deposits was invested in fed funds and other short term instruments. At June 30,1995 liquid assets were 13.5% of total assets, which was above management's target of 8.0%.

The Company adopted SFAS No. 115 as of January 1, 1994 and investment and mortgage-backed securities were classified based on the Company's current intention to hold to maturity or have available for sale, if necessary.
No securities were classified as trading. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30,1995. During the current six month period, there have been no sales of investments or mortgage-backed securities.

                                             Amortized    Market     Unrealized  Unrealized
                                               Cost        Value      Gains         Losses
                                                                         (in thousands)

 Available-for-sale
      Investment securities                   $14,899     $14,582         $4         $321
      Mortgage-backed securities              $20,439     $20,680       $261          $20
 Held-to-maturity
      Investment securities                      $881        $971        $90           $0
      Mortgage-backed securities              $14,005     $13,586         $0         $419

At June 30,1995 savings deposits were $179.0 million compared to $172.5 million at December 31,1994. This is an increase of $6.5 million during the current six month period and $5.0 million during the quarter ended June 30,1995.
During the six months ended June 30, 1995, core deposits (transaction and passbook savings accounts) decreased $7.0 million. A substantial portion of these funds were transferred to certificates of deposit, which caused short term certificates (two years or less) to increase by $11.2 million and certificates with original terms greater than two years to increase $2.3 million. Interest of $1.9 million for the quarter and $3.7 million for the six month period was credited to accounts. After eliminating the effect of interest credited, savings increased $3.1 million during the three months and $2.8 million during the six months ended June 30, 1995.

At June 30,1995 borrowings consisted of a $464,000 Federal Home Loan Bank advance.

At June 30,1995, $1.8 million of assets were classified substandard, $321,000 classified loss and $2.4 million classified as special mention compared to $1.9 million as substandard, $577,000 as loss and $2.9 million as special mention at December 31,1994. Non-accruing and accruing loans delinquent ninety days or more at June 30,1995 and December 31,1994 were $493,000 and $1.1 million, respectively. During the remainder of 1995, continued emphasis will be placed on the collection process to reduce the amount of these loans.

In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. Based on the credit quality of the loan portfolio and management's belief that the level of general reserves is adequate to protect against reasonally foreseeable losses, the charges against current operations were reduced as compared to previous years. The following table shows the activity that has occurred on loss reserves during the six months ended June 30,1995.

                                            (in thousands)
                 Balance at beginning of per    $1,256
                 Charge offs                       257
                 Additions charged to operat        15
                 Recoveries                          0
                 Balance at end of period       $1,014

First Franklin continues to enjoy a strong net worth position. At June 30, 1995, net worth was $19.6 million, which is 9.8% of assets. At the same date, book value per share was $16.67 compared to $15.64 at June 30,1994. The following table summarizes, as of June 30,1995, the regulatory capital position of our subsidiary, Franklin Savings.

Capital Standard      Actual     Required    Excess     Actual     Required     Excess
                                           (in thousands)
Tangible             $13,880      $2,932     $10,948     7.10%      1.50%        5.60%
Core                 $13,880      $5,864     $ 8,016     7.10%      3.00%        4.10%
Risk-based           $14,572      $7,124     $ 7,448    16.36%      8.00%        8.36%

The equity of First Franklin may be affected in the near future by the undercapitalization of the Savings Association Insurance Fund (the "SAIF"). The SAIF's current reserve level is .31%, or $2.2 billion. The statutorily required reserve level is 1.25% of deposits. The Bank Insurance Fund ("BIF") is subject to the same reserve level and is projected to have met it during the second quarterof 1995.

Continued payments for prior thrift failures will utilize 45% of SAIF assessments paid for 1994. The result, under the current law, is that the SAIF will be undercapitalized for some time, and SAIF institutions will soon begin to pay assessments averaging 20 basis points higher than those paid by BIF institutions.

The Treasury Department, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision have proposed a three-part plan to capitalize the SAIF and avoid a significant disparity between SAIF and BIF assessments. First, each institution holding SAIF-assessable deposits would be required to pay a one-time assessment on January 1, 1996, of $0.85 to $0.90 per $100 in deposits held by such institution at March 31, 1995, to bring the SAIF to the 1.25% statutory reserve level. SAIF assessments would be set at a level similar to that currently proposed for BIF deposits, ranging from $0.04 to $0.31 per $100 in deposits. If the SAIF later becomes undercapitalized, however, such assessments, under the proposal, would have to be at least $0.08 per $100 in deposits, still a decrease from the current $0.23 to $0.31 per $100 in deposits. Weak thrifts would be exempted from these changes and would continue to pay higher SAIF assessments through 1999. Second, the cost of past thrift failures currently paid by the SAIF would be shared by the BIF. This could result in an increase in the proposed new BIF assessment levels, which would also be reflected in the SAIF assessments. Third, the BIF and SAIF would be merged by 1998.

First Franklin's subsidiary, Franklin Savings had $174 million in deposits at March 31,1995. If the one-time special assessment in the proposal is enacted into law, Franklin Savings will pay an additional assessment of at least
$1.5 million on January 1,1996, which will reduce equity and earnings of First Franklin for the first quarter of 1996. First Franklin's SAIF assess-ment level, would, however, decrease, possibly as much as $0.19 per $100 in deposits.

No assurance can be given that the proposal will be enacted into law or in what form it might be enacted. If it is not enacted into law, SAIF assessments will likely be significantly higher than BIF assessments, which could have a negative competitive impact on Franklin Savings and other savings associations.

RESULTS OF OPERATIONS

Net income declined 4.5% to $315,000 ($0.25 per share) for the three months ended June 30,1995 from $330,000 ($0.27 per share) for the same quarter in 1994. Net income declined 10.5% to $619,000 ($0.50 per share) for the current six month period from $692,000 ($0.57 per share) for the six months ended June 30,1994.

Net interest income, before provisions for loan losses, was $1.39 million for the current quarter and $2.82 million for the first six months of 1995. For the same periods in 1994, it was $1.44 million and $2.96 million, respec-tively. The decline during the current six months reflects the collection of $120,000 in interest on a non-accruing multi-family loan which became current during the quarter ended March 31,1994. As the tables below illustrate, average interest-earning assets increased $1.2 million to $189.0 million during the six months ended June 30,1995 from $187.8 million for the year ended December 31, 1994. Average interest-bearing liabilities increased $1.4 million from $173.9 million for the year ended December 31, 1994 to $175.3 for the current six month period. Thus, average net interest-earning assets decreased $300,000. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) decreased from 2.76% for the year ended December 31,1994 to 2.63% for the current six month period. This decrease in the spread reflects a increase in the cost of funds from 4.32% for the year ended December 31,1994 to 4.79% for the six months ended June 30,1995. The yield on interest-earning assets increased from 7.08% for the year ended December 31,1994 to 7.42% for the six month period ended June 30,1995.

                                   For the six months ended June 30,1995
                                              Average
                                            Outstanding        Yield/cost
                                         ($ in thousands)
    Average interest-earning assets
       Loans                                  $133,014             8.02%
       Mortgage-backed securities               35,179             6.09%
       Investments                              19,211             5.76%
       FHLB stock                                1,599             6.51%
         Total                                $189,003             7.42%

    Average interest-bearing liabilities
       Demand deposits                         $23,864             2.47%
       Savings accounts                         26,491             2.76%
       Certificates                            124,436             5.64%
       FHLB advances                               528             8.33%
       Other borrowings                              0             0.00%
         Total                                $175,319             4.79%

  Net interest-earning assets                  $13,684             2.63%

                                   For the year ended December 31,1994
                                              Average
                                            Outstanding         Yield/cost
                                            ($ in thousands)
    Average interest-earning assets
       Loans                                  $130,839             7.81%
       Mortgage-backed securities               37,947             5.44%
       Investments                              17,403             5.24%
       FHLB stock                                1,643             5.72%
         Total                                $187,832             7.08%

    Average interest-bearing liabilities
       Demand deposits                         $28,446             2.49%
       Savings accounts                         34,155             2.79%
       Certificates                            110,426             5.24%
       FHLB advances                               830             8.67%
       Other borrowings                             17
         Total                                $173,874             4.32%

  Net interest-earning assets                  $13,958             2.76%


Noninterest income was $82,000 for the quarter and $170,000 for the six months ended June 30,1995 compared to $149,000 for the same quarter in 1994 and $288,000 for the six months ended June 30,1994. The majority of the decrease during the six month period is attributable to a reduction in loan fees, late charges and profits on the sale of fixed rate loans and real estate owned. As discussed previously, demand for adjustable rate mortgage loans remains strong, therefore management anticipates that loan sales will remain at levels lower than those experienced during recent years.

Noninterest expenses were $1.0 million for the current quarter and $2.05 million for the current six month period compared to $1.07 million and $2.15 million for the three and six month periods ended June 30,1994. As a percentage of average assets, this is 2.09% for the current six month period compared to 2.21% for the first six months of 1994.

PART II
                FIRST FRANKLIN CORPORATION AND SUBSIDIARY

Item 1.  LEGAL PROCEEDINGS
            There are no material pending legal proceedings to which the holding company or any subsidiary is a party or to which any of their property is subject.

Item 2.  CHANGES IN SECURITIES
            None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
            None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Annual Meeting of Shareholders held on April 24,1995, the following items were voted on by the shareholders.

                                                                         Voting
                                                                        Negative      Abstentions
                                                                           or          or Broker
                                                     Affirmative        Withheld       Non-votes
1. Election of the following directors
        Thomas H. Siemers                              936,502           2,550
        James E. Hoff, S.J.                            936,602           2,450
2. An amendment to Section 4 of the Certificate of
   Incorporation of the Company increasing the
   authorized number of shares of common stock
   from 1,500,000 to 2,500,000.                        928,432          25,260           2,760
3. Ratification of the appointment of Coopers and
   Lybrand as the Company's independent accountants
   for the fiscal year ended December 31, 1995.        946,352           8,350           4,350

Item 5.  OTHER INFORMATION
            A.  Press Release Dated June 27, 1995

June 27, 1995

FOR IMMEDIATE RELEASE
CONTACT:   Thomas H. Siemers
           President and CEO
           721-0808

Thomas H. Siemers, President and CEO of First Franklin
Corporation, has announced that for the twenty-seventh consecutive quarter, the Board of Directors has declared a dividend of $0.07 per share for the second quarter of 1995.
The quarterly dividend will be payable on July 17, 1995 to shareholders of record as of July 7.

First Franklin is the parent organization of Franklin Savings, which has seven offices in Greater Cincinnati and assets of $193,952,000 as of May 31, 1995.


            B.  Press Release Dated July 14, 1995

July 14, 1995

FOR IMMEDIATE RELEASE
CONTACT:   Thomas H. Siemers
           President and CEO
           721-0808

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio announced today earnings of $315,000 ($.25 per share) for the second quarter of 1995 and $619,000 ($.50 per share) for the first six months of the year. This compares to earnings of $330,000 ($.27 per share) for the second quarter of 1994 and $692,000 ($.57 per share) for the six months ended June 30, 1994, and earnings of $304,000 ($.25 per share) for the first quarter of 1995.

First Franklin conducts its business through its subsidiary
Franklin Savings, with seven full service offices located in Hamilton County, Ohio.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
            Exhibit 27, Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST FRANKLIN CORPORATION



                                  /s/ Daniel T. Voelpel
                                  Daniel T. Voelpel
                                  Vice President and
                                  Chief Financial Officer

Date:  August 1, 1995