Form 10QSB
period 1995-09-30
FIRST FRANKLIN CORP
filed 1995-11-14
CIK 742161

Securities and Exchange Commission
                            Washington, D.C. 20549


                                        Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

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

                                Yes [X] NO [ ]


     As of September 30, 1995, there were issued and outstanding 1,175,786 shares of the Registrant's Common Stock.

                Transitional Small Business Format (check one)
                             Yes [ ]       NO [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                     Page No.


Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
             September 30, 1995 and December 31, 1994 ................. 3


             Consolidated Statements of Operations and Retained
             Earnings - Three and Nine Month Periods ended
             September 30, 1995 and 1994 .............................. 4

             Consolidated Statements of Cash Flows -
             Nine Month Periods ended September 30, 1995 and .......... 6

             Notes to Consolidated Financial Statements ............... 8


Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................. 9


Part II    Other Information ......................................... 15

Item 5.  Press Release Dated September 26, 1995 ...................... 16
         Press Release Dated October 12, 1995 ........................ 17


Signatures

Part I - Item 1.
                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                                           Sept 30,      Dec 31,
                                                            1995          1994
                                                         (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $6,516 and $827 at 09/30/95
  and 12/31/94, respectively .........................   $  11,818    $   2,883
Investment securities
  Available-for-sale, at market value
     (amortized cost of $16,397 and $14,899, .........      16,046       13,747
     respectively)
  Held-to-maturity, at amortized cost
     (market value of $977 and $933, respectively)....         881          881
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $19,822 and $21,543, .........      20,043       20,742
     respectively)
  Held-to-maturity, at amortized cost
    (market value of $18,195 and $13,100,    .........      18,747       14,583
    respectively)
Loans receivable, net ................................     137,194      134,170
Real estate owned, net ...............................           0            0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost .............................       1,621        1,649
Accrued interest receivable ..........................       1,258        1,021
Property and equipment, net ..........................         901          985
Other assets .........................................       1,158        1,729
                                                         ---------    ---------
                                                         $ 209,667    $ 192,390
                                                         =========    =========
     LIABILITIES
Savings accounts .....................................   $ 183,457    $ 172,502
Borrowings ...........................................       5,457          596
Advances by borrowers for taxes
  and insurance ......................................         725        1,114
Other liabilities ....................................         232          326
                                                         ---------    ---------
     Total liabilities ...............................     189,871      174,538
                                                         ---------    ---------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 1,267,664
   shares issued at 09/30/95 and 1,255,464
   at 12/31/94 .......................................          13           13
Additional paid in capital ...........................       5,826        5,765
Treasury stock, at cost- 91,878 shares at
 09/30/95 and 12/31/94 ...............................        (442)        (442)
Unrealized loss on available-for-sale securities,
  net of taxes of $44 at 09/30/95 and $663 at                  (86)      (1,289)
  12/31/94............................................
Retained earnings, substantially restricted ..........      14,485       13,805
                                                         ---------    ---------
     Total stockholders' equity ......................      19,796       17,852
                                                         ---------    ---------
                                                         $ 209,667    $ 192,390
                                                         =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (Dollars in thousands)
                                                                For The Three Months Ended             For The Nine Months Ended
                                                             Sept 30, 1995      Sept 30, 1994      Sept 30, 1995       Sept 30, 1994
                                                                       (Unaudited)                           (Unaudited)
Interest income:
  Loans receivable .....................................          $  2,730           $  2,480           $  8,066           $  7,588
  Mortgage-backed securities ...........................               544                520              1,615              1,548
  Investment securities ................................               394                247              1,000                729
                                                                  --------           --------           --------           --------
                                                                     3,668              3,247             10,681              9,865
Interest expense:                                                 --------           --------           --------           --------
  Savings accounts .....................................             2,299              1,852              6,469              5,472
  Borrowings ...........................................                19                 20                 47                 57
                                                                  --------           --------           --------           --------
                                                                     2,318              1,872              6,516              5,529
                                                                  --------           --------           --------           --------
     Net interest income ...............................             1,350              1,375              4,165              4,336

Provision for loan losses ..............................                 5                  0                 20                 62
     Net interest income after                                    --------           --------           --------           --------
       provision for loan losses .......................             1,345              1,375              4,145              4,274
Noninterest income:                                               --------           --------           --------           --------
  Gain on loans sold ...................................                 5                  5                  7                 22
  Service fees on NOW accounts .........................                51                 52                155                157
  Other income .........................................                42                 44                106                210
                                                                  --------           --------           --------           --------
                                                                        98                101                268                389
Noninterest expenses:                                             --------           --------           --------           --------
  Salaries and employee benefits .......................               408                439              1,247              1,287
  Occupancy expense ....................................               142                138                434                433
  Federal insurance premiums ...........................               100                 99                300                308
  Service bureau expense ...............................                68                 64                198                190
  Other expenses .......................................               262                274                849                943
                                                                  --------           --------           --------           --------
                                                                       980              1,014              3,028              3,161
                                                                  --------           --------           --------           --------
Income before federal income taxes .....................               463                462              1,385              1,502

Provision for federal income taxes .....................               155                152                458                500
                                                                  --------           --------           --------           --------
     Net Income ........................................          $    308           $    310           $    927           $  1,002

Continued         The accompanying notes are an integral part of the consolidated financial statements.                       Page 4

                                                                For The Three Months Ended             For The Nine Months Ended
                                                             Sept 30, 1995      Sept 30, 1994      Sept 30, 1995       Sept 30, 1994
                                                                        (Unaudited)                           (Unaudited)


RETAINED EARNINGS-BEGINNING OF PERIOD ..................          $ 14,259           $ 13,363           $ 13,805           $ 12,816
  Net income ...........................................               308                310                927              1,002
  Less: dividends declared .............................               (82)               (73)              (247)              (218)
                                                                  --------           --------           --------           --------
RETAINED EARNINGS-END OF PERIOD ........................          $ 14,485           $ 13,600           $ 14,485           $ 13,600


EARNINGS PER COMMON SHARE (in dollars) .................          $   0.25           $   0.25           $   0.75           $   0.82

DIVIDENDS DECLARED PER
 COMMON SHARE (in dollars) .............................          $   0.07           $ 0.0625           $   0.21           $ 0.1875


     The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                       For The Nine Months Ended
                                                            Sept 30,    Sept 30,
                                                              1995        1994
                                                                 (Unaudited)
Cash provided by (used in) operating activities:

Net income ...........................................    $    927     $  1,002

Adjustments to reconcile net income
  to net cash  provided by (used in)
  operating activities:

    Provision for loan losses ........................          20           62
    Depreciation and amortization ....................         149          185
    FHLB stock dividend ..............................         (80)         (68)
    Loss (gain) on sale of real estate owned .........          75          (41)
    Increase in accrued interest receivable ..........        (237)        (191)
    Decrease in deferred loan fees ...................        (226)        (159)
    Decrease (increase) in other assets ..............         571         (395)
    Increase (decrease) in other liabilities .........         (94)         101
    Other, net .......................................      (1,252)         389
    Loans sold .......................................         655        3,842
    Disbursements on loans originated for sale .......        (655)      (1,904)
                                                            ------       ------
Net cash provided by (used in) operating .............        (147)       2,823
    activities                                              ------       ------

Cash provided by (used in) investing activities:
  Loan principal reductions ..........................      20,414       22,617
  Disbursements on mortgage and other
     loans for investment ............................     (22,892)     (24,471)
  Repayments on mortgage-backed
     securities ......................................       3,127        4,385
  Purchase of available-for-sale mortgage-backed
     securities ......................................        (500)      (2,635)
  Purchase of available-for-sale investment ..........      (1,998)      (1,498)
  Purchase of held-to-maturity mortgage-backed
     securities ......................................      (5,101)
  Proceeds from  the maturity of
    available-for-sale investment securities .........         500        1,000
  Proceeds from  the maturity of
    held-to-maturity investment securities ...........                       10
  Proceeds from redemption of Federal Home
    Loan Bank stock ..................................         109          187
  Proceeds from the sale of real estate owned.........         219          765
  Capital expenditures ...............................         (37)         (78)
                                                            ------       ------
Net cash provided by (used in) investing act .........      (6,159)         282
                                                            ------       ------
                                   Continued

     The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                            (Dollars in Thousands)

                                                       For The Nine Months Ended
                                                          Sept 30,      Sept 30,
                                                           1995           1994
                                                               (Unaudited)

Cash provided by (used in) financing activities:
  Net decrease in passbook accounts and
    demand deposits ................................       (6,424)       (9,042)
  Proceeds from sales of certificates
    of deposit .....................................       57,455        31,379
  Payments for maturing certificates
    of deposit .....................................      (40,076)      (24,781)
  Proceeds from (repayment of) borrowed money.......        4,861          (693)
  Decrease in advances by borrowers
     for taxes and insurance .......................         (389)         (422)
  Proceeds from sale of common stock ...............           61            20
  Payment of dividends .............................         (247)         (218)
                                                           ------        ------
Net cash provided by (used in) financing activities.       15,241        (3,757)
                                                           ------        ------
Net increase (decrease) in cash ....................     $  8,935      ($   652)
Cash at beginning of period ........................        2,883         7,358
                                                           ------        ------
CASH AT END OF PERIOD ..............................     $ 11,818      $  6,706




   The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1994 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

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

Part I - Item 2.
                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     First Franklin Corporation ("Company") was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company applied for and received regulatory approval to acquire all the common stock of Franklin to be outstanding upon its conversion from the mutual to stock form of ownership. This conversion was completed January 25, 1988.

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

     Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a wide range of consumer banking services, including mortgage loans, credit cards, checking accounts, auto loans, savings and certificate accounts, automated teller machines and a voice response telephone inquiry system. Beginning in March 1995, Franklin initiated a program to provide its customers access to mutual funds, annuities and brokerage services in its offices. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market.

     Franklin has one subsidiary, Madison Service Corporation ("Madison"). Madison was formed on February 22,1972 by Franklin which owns 100% of its outstanding stock. At the present time, Madison's only activity is the servicing of a multi-family mortgage loan. Madison had net income of $11,429 for 1994 and $3,300 for the nine months ended September 30, 1995. The 1994 income includes the collection of $10,000 in non-recurring fees on the multi-family loan which Madison services.

     DirectTeller was formed in 1989 by the Company and DataTech Services, Inc. to develop and market a voice response and fax retrieval telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and/or a facsimile machine. The inquiry system is installed at Intrieve, a computer service bureau which specializes in financial institutions. The system is currently operational at 26 of Intrieve's clients in 10 states servicing approximately 575,000 accounts. The agreement with Intrieve gives DirectTeller a percentage of the future profits generated by the inquiry system.

     Payments during 1995 under this agreement have totalled $9,800. DirectTeller is continuing to market this system. First Franklin owns 51% of DirectTeller's outstanding common stock. The Company's share of DirectTeller's net profit for the nine months ended September 30, 1995 was $6,400. For the year ended December 31, 1994 the Company's share of DirectTeller's operating loss was $1,738.

     Since the results of operations of Madison and DirectTeller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Consolidated assets increased $17.3 million (9.0%) from $192.4 million at December 31, 1994 to $209.7 million at September 30, 1995, compared to a $3.3 million (1.7%) decrease for the same period in 1994. During the Third Quarter 1995 assets increased $10.1 million (5.1%) compared to a $6.7 million (3.5%) increase during the same quarter in 1994.

     Loan disbursements were $23.5 million during the current nine months compared to $26.4 million during the nine months ended September 30, 1994. Disbursements were $11.5 million during the Third Quarter 1995 compared to $7.9 million during the same quarter in 1994. Based on current market conditions and seasonal factors, it is anticipated that loan disbursements will decline during the fourth quarter from levels experienced during the current quarter. At September 30, 1995, commitments to originate mortgage loans or purchase mortgage-backed securities were $2.6 million. At the same date, $2.4 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments. To maintain a favorable match between the assets and liabilities maturing or repricing during a specific period, Franklin may buy mortgage-backed securities or sell some of the mortgage loans that it originates, mortgage-backed securities being held in its available-for-sale portfolio and adjustable rate loans that have used their conversion privilege to convert to a fixed rate loan. Demand for adjustable rate mortgage loans has been strong during the first nine months of 1995, therefore, sales of fixed rate mortgage loans have been less than experienced during previous years. During the current nine month period, $5.1 million of fixed rate and $500,000 of adjustable rate mortgage-backed securities were purchased. During the same period no mortgage-backed securities were sold.

     Liquid assets increased $11.2 million during the nine months ended September 30, 1995 to $28.7 million. This is due to an increase in deposits of $11.0 million. At December 31, 1994 liquid assets maturing in less than six months did not offer sufficient protection against an increase in short term cash needs, therefore, the increase in savings deposits was used to increase fed funds and other short term investments. At September 30, 1995 liquid assets were 13.7% of total assets.

     The Company adopted SFAS No. 115 as of January 1, 1994 and investment and mortgage-backed securities were classified based on the Company's current intention to hold to maturity or have available for sale, if necessary. No securities were classified as trading. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 1995. During the current nine month period, there have been no sales of investments or mortgage-backed securities.

                                    Amortized   Market   Unrealized   Unrealized
                                      Cost      Value      Gains        Losses
                                                 (in thousands)

 Available-for-sale
    Investment securities           $16,397     $16,046        $1        $352
    Mortgage-backed securities      $19,822     $20,043      $235         $14
 Held-to-maturity
    Investment securities              $881        $977       $96          $0
    Mortgage-backed securities      $18,747     $18,195        $0        $552


     At September 30, 1995 savings deposits were $183.5 million compared to $172.5 million at December 31, 1994. This is an increase of $11.0 million during the current nine month period and $4.5 million during the quarter ended September 30, 1995. The increase during the quarter and nine month period reflects more competitive pricing on certificates to retain funds currently in passbook savings and money market accounts, and to attract new funds. During the nine months ended September 30, 1995, core deposits (transaction and passbook savings accounts) decreased $6.4 million. A substantial portion of these funds were transferred to certificates of deposit, which caused short term certificates (two years or less) to increase by $15.9 million and certificates with original terms greater than two years to increase $1.5 million. Interest of $2.1 million for the quarter and $5.8 million for the nine month period was credited to accounts. After eliminating the effect of interest credited, savings increased $2.4 million during the three months and $5.2 million during the nine months ended September 30, 1995.

     At September 30, 1995 borrowings consisted of $5.5 million in Federal Home Loan Bank advances. During the current quarter, Franklin obtained $5.0 million of 15 year fixed rate advances at 6.35% and invested the proceeds in 30 year fixed rate mortgage-backed securities yielding 7.30%, all of which were classified as held-to-maturity.

     At September 30, 1995, $1.1 million of assets were classified substandard, $300,000 classified loss and $3.0 million classified as special mention compared to $1.9 million as substandard, $577,000 as loss and $2.9 million as special mention at December 31, 1994. Non-accruing and accruing loans delinquent ninety days or more at both September 30, 1995 and December 31, 1994 were $1.1 million. During the remainder of 1995, continued emphasis will be placed on the collection process to reduce the amount of these loans.

     In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. Based on the credit quality of the loan portfolio and management's belief that the level of general reserves is adequate to protect against reasonably foreseeable losses, the charges against current operations were reduced as compared to previous years. The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 1995. The $339,000 in charge offs includes $253,000 on loans, mostly consumer, which had previously had specific reserves established against them that were determined to be uncollectible and charged off.

                                               (in thousands)
                 Balance at beginning of per       $1,256
                 Charge offs                          339
                 Additions charged to operations       20
                 Recoveries                             0
                                                   ------
                 Balance at end of period            $937

     First Franklin continues to enjoy a strong net worth position. At September 30, 1995, net worth was $19.8 million, which is 9.4% of assets. At the same date, book value per share was $16.84 compared to $15.60 at September 30, 1994. The following table summarizes, as of September 30, 1995, the regulatory capital position of our subsidiary, Franklin Savings.

Capital Standard    Actual    Required    Excess    Actual    Required    Excess
                                (in thousands)
Tangible           $13,881     $3,080     $10,801     6.76%     1.50%     5.26%
Core               $13,881     $6,160      $7,721     6.76%     3.00%     3.76%
Risk-based         $14,517     $7,410      $7,107    15.67%     8.00%     7.67%

     The deposit accounts of Franklin Savings and other savings institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceed those paid by healthy commercial banks by approximately $0.19 per $100 in deposits. This premium disparity could have a negative competitive impact on Franklin Savings and other institutions in the SAIF.

     Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently that recapitalization plan provides for a special assessment of approximately $.85 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. This would likely increase BIF assessments by $0.02 to $0.025 per $100 in deposits. SAIF assessments would initially be set at the same level as BIF assessments and could never be reduced below that level. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer to the BIF.

     The last part of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1998. However, the SAIF recapitalization legislation currently provides for the elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. Franklin Savings would have to convert to a bank charter or be regulated as a bank. As a result, it would become subject to the more restrictive activity limits imposed on national banks, but it would have a specified period of time to divest any non-conforming assets. If Franklin Savings is required to convert to a commercial bank charter, it would have to recapture approximately $3.1 million of its bad debt reserve, unless Congress amends those recapture provisions. Such a proposal is currently under consideration. That proposal would eliminate the special thrift method of tax accounting for bad debt reserves, which Franklin Savings has relied on, effective in 1996. In addition, with any such conversion by Franklin Savings, First Franklin would become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on Franklin Savings.

     Franklin Savings had $174 million in deposits at March 31, 1995. If the special assessment is $.85 per $100 in deposits, Franklin Savings will pay an additional assessment of $1.5 million on January 1, 1996. This assessment should be tax-deductible, but it will reduce earnings and capital. It is expected that quarterly SAIF assessments for early 1996 would be reduced to approximately $.06 to $.065 per $100 in deposits.

     No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, First Franklin can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of its being regulated as a bank holding company, Franklin Savings being converted to a bank or the change in tax accounting for bad debt reserves until the legislation requiring such changes is enacted.

RESULTS OF OPERATIONS

     Net income remained relatively stable at $308,000 ($0.25 per share) for the three months ended September 30, 1995 from $310,000 ($0.25 per share) for the same quarter in 1994. Net income declined 7.5% to $927,000 ($0.75 per share) for the current nine month period from $1,002,000 ($0.82 per share) for the nine months ended September 30, 1994.

     Net interest income, before provisions for loan losses, was $1.35 million for the current quarter and $4.17 million for the first nine months of 1995. For the same periods in 1994, it was $1.38 million and $4.34 million, respectively. The decline during the current nine months reflects the collection of $120,000 in interest on a non-accruing multi-family loan which became current during the quarter ended March 31, 1994. As the tables below illustrate, average interest-earning assets increased $3.9 million to $191.7 million during the nine months ended September 30, 1995 from $187.8 million for the year ended December 31, 1994. Average interest-bearing liabilities increased $4.3 million from $173.9 million for the year ended December 31, 1994 to $178.2 for the current nine month period. Thus, average net interest-earning assets decreased $400,000. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) decreased from 2.76% for the year ended December 31, 1994 to 2.55% for the current nine month period. This decrease in the spread reflects an increase in the cost of funds from 4.32% for the year ended December 31, 1994 to 4.88% for the nine months ended September 30, 1995. The yield on interest-earning assets increased from 7.08% for the year ended December 31, 1994 to 7.43% for the nine month period ended September 30, 1995.

                                    For the nine months ended September 30, 1995
                                              Average
                                            Outstanding          Yield/cost
                                          ($ in thousands)
    Average interest-earning assets
       Loans                                  $133,855             8.03%
       Mortgage-backed securities               35,246             6.11%
       Investments                              20,985             5.85%
       FHLB stock                                1,600             6.75%
                                              --------
         Total                                $191,686             7.43%
                                              --------
    Average interest-bearing liabilities
       Demand deposits                         $23,891             2.46%
       Savings accounts                         26,132             2.76%
       Certificates                            127,091             5.76%
       FHLB advances                             1,061             5.15%
       Other borrowings                              0             0.00%
                                              --------
         Total                                $178,175             4.88%
                                              --------
  Net interest-earning assets                  $13,511             2.55%

                                            For the year ended December 31, 1994
                                              Average
                                            Outstanding          Yield/cost
                                          ($ in thousands)
    Average interest-earning assets
       Loans                                  $130,839             7.81%
       Mortgage-backed securities               37,947             5.44%
       Investments                              17,403             5.24%
       FHLB stock                                1,643             5.72%
                                              --------
         Total                                $187,832             7.08%
                                              --------
    Average interest-bearing liabilities
       Demand deposits                         $28,446             2.49%
       Savings accounts                         34,155             2.79%
       Certificates                            110,426             5.24%
       FHLB advances                               830             8.67%
       Other borrowings                             17
                                              --------
         Total                                $173,874             4.32%
                                              --------
  Net interest-earning assets                  $13,958             2.76%


     Noninterest income was $98,000 for the quarter and $268,000 for the nine months ended September 30, 1995 compared to $101,000 for the same quarter in 1994 and $389,000 for the nine months ended September 30, 1994. The majority of the decrease during the nine month period is attributable to a reduction in loan fees, late charges and profits on the sale of fixed rate loans and real estate owned. As discussed previously, demand for adjustable rate mortgage loans remains strong, therefore management anticipates that loan sales will remain at levels lower than those experienced during recent years.

     Noninterest expenses were $980,000 for the current quarter and $3.03 million for the current nine month period compared to $1.01 million and $3.16 million for the three and nine month periods ended September 30, 1994. As a percentage of average assets, this is 2.03% for the current nine month period compared to 2.17% for the first nine months of 1994.

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

            None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5.  OTHER INFORMATION

            A.  Press Release Dated September 26, 1995

September 26, 1995
FOR IMMEDIATE RELEASE
CONTACT:   Thomas H. Siemers
           President and CEO
           721-0808

     Thomas H. Siemers, President and CEO of First Franklin Corporation, has announced that the Board of Directors has declared a dividend of $0.07 per share for the third quarter of 1995. This is the twenty-eighth straight quarterly dividend declared by the Board. The quarterly dividend will be payable on October 16, 1995 to shareholders of record as of October 6.

     First Franklin is the parent organization of Franklin Savings, which has seven offices in Greater Cincinnati and assets of $198,356,000 as of August 31, 1995.


            B.  Press Release Dated October 12, 1995

FOR IMMEDIATE RELEASE
CONTACT:   Thomas H. Siemers
           President and CEO
           721-0808

     First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio announced today earnings of $308,000 ($.25 per share) for the third quarter of 1995 and $927,000 ($.75 per share) for the first nine months of the year. This compares to earnings of $310,000 ($.25 per share) for the third quarter of 1994 and $1,002,000 ($.82 per share) for the nine months ended September 30, 1994.

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


                                            FIRST FRANKLIN CORPORATION



                                            Daniel T. Voelpel
                                            Vice President and
                                            Chief Financial Officer

Date: October 1, 1995