Form 10-K405
period 1995-12-31
FIRST FRANKLIN CORP
filed 1996-03-26
CIK 742161

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [Fee Required]

                  For the Fiscal Year Ended December 31, 1995
                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]

       For the transition period from______________to___________________

                        Commission File Number:  0-16362

                           FIRST FRANKLIN CORPORATION
                (Name of small business issuer in its charter)

           Delaware                                             31-1221029
------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

                401 East Court Street, Cincinnati, Ohio  45202
                ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (513) 721-1031

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                    None
                ----------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                  Common Stock,  par value $.01 per share
                ----------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $14.91 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on the Nasdaq National Market System as of March 13, 1996, was $11.28 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,181,518 of the issuer's common shares were issued and outstanding on March 13, 1996.

         Documents Incorporated by Reference and Included as Exhibits:
    Part II of Form 10-KSB - Portions of 1995 Annual Report to Stockholders
 Part III of Form 10-KSB - Portions of Proxy Statement for 1996 Annual Meeting
                                 Stockholders

                         Index to Exhibits on page 36.

                                     PART I

ITEM 1.  BUSINESS

FIRST FRANKLIN CORPORATION

 First Franklin Corporation (the "Company") was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of The Franklin Savings and Loan Company ("Franklin") for the purpose of acquiring and holding all of the outstanding stock of Franklin issued upon its conversion from an Ohio mutual savings and loan association to an Ohio stock savings and loan association (the "Conversion"). On January 25, 1988, the Company acquired all of the shares of Franklin in connection with Franklin's Conversion.

 As a Delaware corporation, the Company is authorized to engage in any activity permitted by Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). The assets of the Company consist primarily of cash, investment securities and the stock of Franklin and DirectTeller Systems, Inc.

 The United States Congress is considering legislation which would eliminate the OTS as a regulator of the Company. See "Regulation - FDIC Deposit Insurance Assessments." Under that legislation, the Company would become a bank holding company and would become subject to certain additional limits on the activities in which the Company may engage, to separate capital requirements and to other regulations issued by the Board of Governors of the Federal Reserve System (the "FRB"). Although the activities in which the Company may engage would be subject to more limitations if such legislation was adopted, the current activities of the Company would not be materially affected by the activity limits imposed by the legislation, as currently proposed.

 The executive offices of the Company are located at 401 East Court Street, Cincinnati, Ohio 45202, and its telephone number is (513) 721-1031.

THE FRANKLIN SAVINGS AND LOAN COMPANY

 Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and its seven branch offices in Hamilton County, Ohio. Franklin was originally chartered under the name Green Street Number 2 Loan and Building Company in 1883. At December 31, 1995, Franklin had approximately $210 million of assets, deposits of approximately $185 million and stockholders' equity of approximately $14 million.

 The principal business of Franklin is the acceptance of savings deposits from the general public and the origination of mortgage loans for the purpose of financing, refinancing or constructing one-to-four-family owner occupied residential real estate. To a lesser extent, Franklin provides loans secured by multi-family real estate and nonresidential real estate and for consumer purposes.

 Accepting deposits and originating loans subjects Franklin to interest rate risk when there is a timing difference between the repricing or maturity of the deposits and the repricing or maturity of the loans. Franklin originates adjustable- rate mortgage loans ("ARMs") and purchases adjustable-rate mortgage-backed securities in order to reduce the gap between the effective maturities of its liabilities and assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the portions of the Annual Report to Stockholders (the "Annual Report") attached hereto as Exhibit 13.

 Franklin's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and operating expenses.

 Franklin's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF") up to maximum levels permitted. Franklin is subject to examination and comprehensive regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), the OTS and the FDIC. Franklin is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System. Franklin is subject to regulations of the FRB with respect to reserves required to be maintained against certain deposits and other matters. See "Regulation".

 The United States Congress is considering legislation to recapitalize the SAIF. See "Regulation - Deposit Insurance Assessments." In connection with such recapitalization, Congress may eliminate the OTS, as a result of which Franklin would be regulated under federal law as a bank. Such regulation would impose additional restrictions on the range of activities in which Franklin may engage and would subject Franklin to more regulation by the FDIC. The current activities of Franklin would not be materially affected by the activity limits imposed by the legislation, as currently proposed.

 Franklin's executive offices are located at 401 East Court Street, Cincinnati, Ohio 45202, and its telephone number at that address is (513) 721-0808.

LENDING ACTIVITIES

 GENERAL. The primary source of revenue to Franklin is interest and fee income from lending activities. The principal lending activity of Franklin is investing in conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one-to-four-family residential real property. Franklin also makes loans secured by multi-family residential and nonresidential real estate and consumer loans.

 Franklin's current lending strategy is to originate and sell fixed-rate loans, retaining the servicing rights on such loans, and to originate adjustable-rate loans for retention in its own portfolio. As consumer demand for ARMs declines, as was the case during 1993, Franklin purchases adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 1994 and 1995, demand for ARMs increased to levels which allowed Franklin to reduce its purchases of adjustable-rate mortgage-backed securities. The amount of loans held for sale at December 31, 1995, was less than one percent of Franklin's entire portfolio and, therefore, is not reported separately on the Company's balance sheet.

 The following tables set forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security, and presents a reconciliation of total loans receivable before net items:

                                                             At December 31,
                                -------------------------------------------------------------------------
                                         1995                    1994                        1993
                                -------------------      -------------------        ---------------------
                                Amount      Percent      Amount      Percent        Amount        Percent
                                ------      -------      ------      -------        ------        -------
                                                       (Dollars in thousands)

Type of loan
------------
Loans secured by real
  estate:
  Residential                  $119,921       64.43%     $116,442     66.38%        $115,670       65.71%
  Nonresidential                 12,453        6.69        11,372      6.48           12,541        7.12
  Construction                    8,042        4.32         6,596      3.76            4,278        2.43
  Consumer and other loans        4,738        2.55         4,862      2.78            4,470        2.54
                               --------    --------      --------  --------         --------    --------

                                145,154       77.99       139,272     79.40          136,959       77.80
                               --------    --------      --------  --------         --------    --------

Loans held for sale                   -                        -                          -

Mortgage-backed securities
  Held to maturity               22,258       11.96        14,583      8.32           39,085       22.20
  Available for sale             18,701       10.05        21,543     12.28                -           -
                               --------    --------      --------  --------         --------    --------
                                 40,959       22.01        36,126     20.60           39,085       22.20
                               --------    --------      --------  --------         --------    --------
    Total loans receivable
      (before net items)       $186,113      100.00%     $175,398    100.00%        $176,044      100.00%
                               ========    ========      ========  ========         ========    ========
Type of rate
------------
Fixed rate                     $ 70,551       37.91%     $ 56,891     32.44%        $ 56,068       31.85%
Adjustable rate                 113,365       60.91       115,193     65.68          114,748       65.18
Passbook adjustable rate(1)       2,197        1.18         3,314      1.88            5,228        2.97
                               --------    --------      --------  --------         --------    --------
    Total loans receivable
      (before net items)       $186,113      100.00%     $175,398    100.00%        $176,044      100.00%
                               ========    ========      ========  ========         ========    ========
Type of security
----------------
Residential:
  Single family                $149,019       80.07%     $139,581     79.58%        $138,545       78.70%
  2-4 family                      8,078        4.34         7,738      4.41            8,160        4.64
  Multi-family                    8,914        4.79         9,885      5.64           11,073        6.29
Nonresidential real estate       15,364        8.25        13,332      7.60           13,796        7.84
Student loans                     1,210        0.65         1,182      0.67            1,221        0.69
Consumer and other loans          3,528        1.90         3,680      2.10            3,249        1.84
                               --------    --------      --------  --------         --------    --------
    Total loans receivable
      (before net items)       $186,113      100.00%     $175,398    100.00%        $176,044      100.00%
                               ========    ========      ========  ========         ========    ========

                                               At December 31,
                            ---------------------------------------------------
                                       1992                        1991
                               --------------------        --------------------
                               Amount       Percent        Amount       Percent
                               ------       -------        ------       -------
                                             (Dollars in thousands)

Type of loan
------------
Loans secured by real
  estate:
  Residential                 $129,686      69.23%       $142,547      81.81%
  Nonresidential                11,975       6.39          13,115       7.53
  Construction                   3,957       2.11           1,839       1.06
  Consumer and other loans       5,339       2.85           6,015       3.45
                              --------   --------        --------   --------

                               150,957      80.58         163,516      93.85
                              --------   --------        --------   --------

Loans held for sale                  -                          -

Mortgage-backed securities
  Held to maturity              36,374      19.42          10,715       6.15
  Available for sale                 -          -               -          -
                              --------   --------        --------   --------
                                36,374      19.42          10,715       6.15
                              --------   --------        --------   --------
    Total loans receivable
      (before net items)      $187,331     100.00%       $174,231     100.00%
                              ========   ========        ========   ========
Type of rate
------------
Fixed rate                   $  45,496      24.29%       $ 37,720      21.65%
Adjustable rate                132,726      70.85         123,604      70.94
Passbook adjustable rate(1)      9,109       4.86          12,907       7.41
                              --------   --------        --------   --------
    Total loans receivable
      (before net items)      $187,331     100.00%       $174,231     100.00%
                              ========   ========        ========   ========
Type of security
----------------
Residential:
  Single family               $146,561      78.24%       $130,444      74.86%
  2-4 family                     9,235       4.93           9,003       5.17
  Multi-family                  14,022       7.49          15,388       8.83
Nonresidential real estate      12,174       6.50          13,381       7.68
Student loans                    1,448       0.77           1,672       0.96
Consumer and other loans         3,891       2.07           4,343       2.50
                              --------   --------        --------   --------
    Total loans receivable
      (before net items)      $187,331     100.00%       $174,231     100.00%
                              ========   ========        ========   ========

(1) Loans have interest rates that adjust in accordance with the rates paid on Franklin's passbook savings accounts.

         The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:

                                                                      At December 31,
                                 --------------------------------------------------------------------------------------
                                       1995              1994             1993             1992             1991
                                  --------------    --------------  ---------------    -------------    --------------
                                                                    (In thousands)

Gross loans receivable and
  mortgage-backed securities
  (before net items)              $186,113          $175,398         $176,044         $187,331          $174,231

Less:
  Loans in process                   4,171             2,933            2,559            1,944             1,150
  Deferred loan fees                   447               737              959            1,256             1,529
  Allowance for possible loan
    losses                             947             1,256            1,248            1,345               976
  Unearned income                      170               175              185               45                46
  Unrealized (gain) loss on
    available for sale mortgage-
    backed securities                 (263)              801                -                -                 -
                                  --------          --------         --------         --------          --------
Total                                5,472             5,902            4,951            4,590             3,701
                                  --------          --------         --------         --------          --------
Loans receivable and mortgage-
  backed securities - net         $180,641          $169,496         $171,093         $182,741          $170,530
                                  ========          ========         ========         ========          ========


         The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 1995. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change. Loans with interest rates tied to the interest rates of Franklin's passbook accounts are included as maturing during the period ended December 31, 1996.

                       One- to-four-family
                          real estate        Other real estate     Mortgage-backed    Consumer and
                         mortgage loans       mortgage loans         securities         other loans           Total
                        ------------------   -----------------   ------------------  ----------------   ------------------
                                 Weighted              Weighted            Weighted          Weighted               Weighted
                                  average              average             average            average                average
                        Amount     rate      Amount     rate     Amount     rate     Amount    rate        Amount      rate
                        ------  ----------   ------   --------   ------  ----------  ------  --------      ------   ---------
                                                             (Dollars in thousands)

Due during years
ended December 31:

1996                 $ 55,509      7.58%     $11,578     8.40%   $18,097    6.90%    $2,460    8.28%     $ 87,644     7.57
1997 and 1998          23,928      7.21        6,848     9.11      1,673    6.11        744    8.63        33,193     7.58
1999 and 2000           2,545      7.46        1,015    10.00      2,109    5.33        988    8.49         6,657     7.32
2001 to 2005            2,952      8.25        2,675     8.62      1,843    7.35        365    9.30         7,835     8.21
2006 to 2015           15,403      7.72          551     9.24      8,232    5.87        162    9.05        24,348     7.14
2016 and following     16,831      7.86          581     7.69      9,005    7.29         19    8.49        26,436     7.66
                     --------      ----      -------     ----    -------    ----     ------    ----      --------     ----
Total                $117,168      7.58%     $23,248     8.71%   $40,959    6.69%    $4,738    8.48%     $186,113     7.55%
                     ========      ====      =======     ====    =======    ====     ======    =====     ========     ====


         As of December 31, 1995, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 1996 consisted of $34.6 million of adjustable-rate loans and $63.9 million of fixed-rate loans.

         The following table shows the loan origination, purchase and sale activity, including of mortgage-backed securities, by Franklin during the periods indicated:

                                                              Year ended December 31,
                                ------------------------------------------------------------------------------------
                                   1995              1994              1993             1992             1991
                                 ----------        ----------        ----------       ----------       ----------
                                                                 (In thousands)
Loans originated:
  One-to-four-family           $27,994           $29,299           $58,452           $ 68,622         $28,453
  Multi-family                     500               695               919                  -             163
  Nonresidential                 2,335             1,165             4,122              1,522           1,529
  Land                             293                51             1,025                119             242
   Consumer                      2,482             2,505             2,651              2,686           2,221
                                ------            ------            ------             ------          ------
    Total loans originated      33,604            33,715            67,169             72,949          32,608
                                ======            ======            ======            =======          ======
Mortgage-backed securities
  purchased                     10,143             2,635            22,246             27,155           9,486
Loans purchased                    569                 -               406                  -               -
                                ------            ------            ------            -------          ------
  Total loans originated
    and mortgage-backed
    securities and loans
    purchased                   44,316            36,350            89,821            100,104           42,094
                                ------            ------            ------            -------           ------
Loans sold:
One-to-four-family                 910             3,893            39,849             41,451           16,945
Mortgage-backed securities
  sold                               -                 -            13,717                  -                -
Principal reductions and
  payoffs                       32,691            33,103            47,542             45,553           24,096
                                ------            ------            ------            -------           ------
Increase (decrease) in loans
  receivable                    10,715              (646)          (11,287)            13,100            1,053
Increase (decrease) in net
  items                            430              (951)             (361)              (889)             980
                                ------            ------            ------            -------           ------
Net increase (decrease) in
  loans receivable             $11,145           $(1,597)         $(11,648)           $12,211          $ 2,033
                                ======            ======            ======            =======           ======


         In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. When loans are sold, Franklin typically retains the responsibility for servicing the loans. During 1995, Franklin sold approximately $910,000 in fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1995, Franklin serviced $58.5 million of loans sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and -Liquidity" in the Annual Report.

         Loan originations during 1995 were $33.6 million, a decrease of less than 1% from 1994 levels and a 50% decrease from 1993 levels. The decline in loan originations during 1995 and 1994, as compared to 1993, was the result of a decrease in loan refinancing due to an increase in interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and - Liquidity" in the Annual Report.

         Loans are originated primarily within 25 miles of Cincinnati and come from various sources, including walk-ins, existing customers, customer referrals, loan solicitors employed by Franklin, real estate agents and, to a lesser extent, loan brokers and builders. Loan applications are reviewed by salaried employees. Franklin's loan committee, comprised of at least two officers, one of whom must be the Chief Lending Officer, has the authority to approve real estate loans of up to $350,000. The President and Chief Executive Officer has authority to approve loans in amounts of up to $1.0 million.

Other loans must be approved by the Executive Committee or the Board of Directors. Real estate pledged to secure a loan is appraised by a designated appraiser.

         All mortgage loans originated by Franklin contain a "due-on-sale" clause providing that Franklin may declare the unpaid principal balance due and payable upon the sale or other transfer of the mortgaged property. Franklin enforces these due-on-sale clauses to the extent permitted by law, taking other business factors into consideration.

ONE-TO-FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         The cornerstone of Franklin's lending program has been the origination of loans secured by one-to-four-family residences. At December 31, 1995, $157.1 million, or 86.6%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one-to-four- family residences, the great majority of which are located in Southwestern Ohio.

         In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report. During 1995, as a result of interest rate increases, originations of ARMs increased. Franklin also originates both thirty-year and fifteen-year fixed-rate mortgage loans, most of which are eligible for sale in the secondary market.

         Franklin currently offers one-to-four-family residential ARMs with adjustment periods ranging from one to three years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 1995, ARMs (not including loans with interest rates tied to the rates paid on Franklin's passbook accounts) totaled $113.4 million.

         Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 1995, $1.5 million of Franklin's ARMs were delinquent thirty days or more. This represents 1.3% of all ARMs outstanding at that date, an increase of $400,000, or 36% from the prior year. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

         When making a one-to-four-family residential mortgage loan, Franklin evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Franklin generally makes loans on one-to-four-family residential property in amounts of 80% or less of the appraised value thereof. Where loans are made in amounts which exceed 80% of the appraised value of the underlying real estate, Franklin's policy is to require private mortgage insurance on a portion of the loan.

MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING

         As of December 31, 1995, approximately $24.3 million, or 13.4%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of real estate loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Franklin does not generally require third party takeout commitments prior to originating loans on construction projects as it typically provides permanent financing on such projects.

         While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in three years or less. Loan fees on originated loans have generally been 1.0% of the original loan amount (plus expenses). At December 31, 1995, $22.2 million, or 91.4%, of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located within the State of Ohio or within 25 miles of Cincinnati.

         Properties securing multi-family residential and nonresidential real estate loans originated by Franklin are appraised at the time of the loan by appraisers designated by Franklin (or the lead lender in the case of a loan participation).

         Franklin currently seeks to invest in loans in amounts of 80% or less of the appraised value of the property securing the loan. In some cases, Franklin's collateral includes junior liens on additional properties owned by the borrower. In underwriting multi-family residential and nonresidential real estate loans (or evaluating the purchase of a loan participation therein), it is the policy of Franklin to consider, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and, if applicable, the past performance of the project.

         Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 1995, two had principal balances of more than $1.0 million and seven others had principal balances in excess of $500,000. Federal regulations limit the amount which Franklin can lend to one borrower, generally to 15% of unimpaired capital and surplus, which is total capital for regulatory purposes plus general valuation reserves not included in total capital. As computed on the basis of Franklin's unimpaired capital and surplus at December 31, 1995, this limit was approximately $2.17 million. See "Regulation - OTS Regulatory Capital Requirements and - Lending Limits." At December 31, 1995, Franklin had six borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $7.86 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $2.01 million.

         Multi-family residential and nonresidential real estate loans are made at higher rates and for shorter terms than those generally obtainable for one-to-four-family residential mortgage loans. Multi-family residential and nonresidential real estate lending, however, entails additional credit risk as compared to one-to-four-family residential mortgage lending. In addition, the payment experience on loans secured by income producing properties typically is dependent on the successful operation of the related project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Finally, because of the complexity of many multi-family residential and nonresidential real estate projects, it may be difficult to accurately assess the value of the underlying projects. For these and other reasons, many thrift institutions, including Franklin, could experience problems in certain of their investments in multi-family residential and nonresidential real estate loans. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

CONSUMER LENDING

         Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. At December 31, 1995, $4.7 million, or 2.6%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer loans. Although consumer loans generally involve a higher level of risk than one-to-four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than such loans.

NON-PERFORMING ASSETS, CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS

         When a borrower fails to make a required payment on a loan, Franklin attempts to cause the delinquency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. In most cases, delinquencies are cured promptly. When deemed appropriate by management, Franklin institutes appropriate action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed, real property is sold at a public sale and may be purchased by Franklin.

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" and "doubtful". For the portion of assets classified as loss, an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of the asset portfolio of an institution. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. At December 31, 1995, $892,000 of Franklin's loans and other assets were classified as "substandard" and $306,000 were classified as "loss." As of such date, no assets were classified as "doubtful" and $2.3 million were classified "special mention." At December 31, 1995, $3.5 million, or 2.5%, of Franklin's loans receivable (net) were classified or special mention assets.

         The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                   At December 31,
                             -----------------------------------------------------------------------------------
                                   1995             1994             1993             1992            1991
                             ---------------  ---------------  ---------------  ---------------  ---------------
                                                                (Dollars in thousands)

30-59 days                       $1,010          $   889           $1,238           $3,645           $4,364
60-89 days                          902              392            1,212            1,355              990
90 days and over                  1,017            1,128            2,005            2,269            1,950
                                 ------           ------           ------           ------           ------
  Total                          $2,929           $2,409           $4,455           $7,269           $7,304
                                 ======           ======           ======           ======           ======


         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114. "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 1995, the Company had identified three multi-family loans with a carrying value of $169,000 as being impaired. Valuation allowances of $32,000 were established against these loans.

         The following table sets forth the amounts and categories of risk elements in Franklin's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one-to-four-family residential mortgage loans, are placed on non-accrual status when the uncollected interest becomes greater than ninety days past due. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets include assets acquired in settlement of loans. All loan amounts reported do not reflect any specific valuation allowances which have been established.

                                                                 At December 31,
                                  -------------------------------------------------------------------------------
                                    1995             1994             1993               1992               1991
                                  --------         --------         --------           --------           --------
                                                               (Dollars in thousands)
Non-accruing loans:
  Residential real estate           $  368          $   383           $  945             $1,167           $    713
  Nonresidential real estate             -              138              611                344                278
  Consumer                             204              354              173                369                242
                                  --------         --------         --------           --------           --------
    Total                              572              875            1,729              1,880              1,233
                                  --------         --------         --------           --------           --------
    Total as a percentage of
      total assets                    0.27%            0.45%            0.87%              0.90%               .60%

Accruing loans delinquent
  more than 90 days:
  Residential real estate              422              243              273                510                609
  Nonresidential real estate             -                -                -                  -                  -
  Consumer                              23               10                3                 60                  4
                                  --------         --------         --------           --------           --------
    Total                              445              253              276                570                613
                                  --------         --------         --------           --------           --------
    Total as a percentage of
      total assets                    0.21%           0.13%             0.14%              0.27%              0.30%

Repossessed assets:
  Residential real estate                -                -               54                 -                 134
  Nonresidential real estate             -                -              435                435              1,643
                                  --------         --------         --------           --------           --------
    Total                                -                -              489                435              1,777
                                  --------         --------         --------           --------           --------
    Total as a percentage of
      total assets                       -                -             0.25%              0.21%              0.87%

Renegotiated loans                     355            1,047            1,113              1,455              1,453
                                  --------         --------         --------           --------           --------

Total non-performing
  assets                            $1,372           $2,175           $3,607             $4,340             $5,076
                                   =======         ========         ========           ========           ========
Total non-performing assets
  as a percentage
  of total assets                     0.64%            1.13%            1.81%              2.07%              2.48%
                                   =======         ========         ========           ========           ========

Other loans of concern:
  Residential real estate          $   888           $  587          $   411             $1,190             $1,395
  Nonresidential real estate           389                -                -                 61                 62
  Consumer                               9               12                1                 23                 23
                                  --------         --------         --------           --------           --------
    Total                           $1,286           $  599          $   412             $1,274             $1,480
                                  ========         ========         ========           ========           ========
    Total as a percentage of
      total assets                    0.60%            0.31%            0.21%              0.61%              0.72%
                                  ========         ========         ========           ========           ========

Unallocated allowance for
  loan losses                      $   525           $  599          $   595            $   350             $  284
                                  ========         ========         ========           ========           ========
Total allowance for loan
  losses                           $   947           $1,256           $1,248             $1,346             $  977
                                  ========         ========         ========           ========           ========


         For the year ended December 31, 1995, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $54,000. The amount that was included in interest income on such loans was $24,000 for the year ended December 31, 1995.

         As of December 31, 1995, except for other loans of concern discussed herein, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         As of December 31, 1995, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

         Franklin's non-accruing loans at December 31, 1995, consisted of seven one-to-four-family residential loans with an aggregate book value of $226,000 and two multi-family loans with an aggregate book value of $142,000. At December 31, 1995, accruing loans delinquent more than 90 days consisted of eight loans totalling $423,000 secured by one-to-four-family residential real estate.

         Renegotiated loans consisted of a 19.5% interest in a $1.67 million loan, after the reduction described below, secured by a 50-unit motel located in Cincinnati, Ohio. The borrower has personally guaranteed $100,000 of this loan. During 1991, the contractual balance on this loan was reduced by $1.2 million because the property would not support the higher loan amount. At the time of this reduction the interest rate was increased from 7.50% to 10% and the term of the loan shortened from July 1, 2017 to September 1, 1996, with one three-year extension. As of December 31, 1995, loss reserves of $163,000 had been established against this loan resulting in a net book value of $192,000.

         Other loans of concern at December 31, 1995, included eight loans totalling $888,000 secured by one-to-four-family residential real estate, one commercial loan of $389,000 and three consumer loan totalling $9,000.

         It is management's policy to establish allowances for credit losses and to value real estate at the lower of cost or estimated net realizable value when it determines that losses are expected to be incurred on the underlying properties. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination.
At December 31, 1995, Franklin had $947,000 of such allowances, $422,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and -Results of Operations" in the Annual Report.

         The following table sets forth an analysis of Franklin's allowance for losses on loans and repossessed assets:

                                                               Year ended December 31,
                                     -----------------------------------------------------------------------------
                                       1995          1994              1993               1992              1991
                                     --------      --------          --------           --------          --------
                                                                    (Dollar in thousands)

Balance at beginning of period      $1,256           $1,279           $1,345             $2,195             $2,093

Charge-offs:
  One-to-four-family                   161               67               28                 60                 71
  Multi-family                           -                -              334                  -                  -
  Nonresidential real estate             -               19                -              1,198                 80
  Consumer                             178                -               30                 19                  3
                                  --------         --------         --------           --------           --------
    Total charge-offs                  339               86              392              1,277                154
                                  --------         --------         --------           --------           --------

Recoveries:
  One-to-four-family                     -                1                -                  -                  -
  Multi-family                           -                -                -                  -                 14
  Nonresidential real estate             -                -                -                 17                  -
  Consumer                               -                -                1                  -                  -
                                  --------         --------         --------           --------           --------
    Total recoveries                     -                1                1                 17                 14
                                  --------         --------         --------           --------           --------

Net charge-offs                        339               85              391              1,260                140
Additions charged to operations         30               62              325                410                242
                                  --------         --------         --------           --------           --------
Balance at end of period              $947           $1,256           $1,279             $1,345             $2,195
                                  ========         ========         ========           ========           ========

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period       0.25%            0.06%            0.28%              0.82%             0.085%
                                  ========         ========         ========           ========           ========

Ratio of net charge-offs during
  the period to average non-
  performing assets                  19.11%            2.94%            9.84%             26.76%              3.00%
                                  ========         ========         ========           ========           ========

         Included in the above charge-offs incurred in 1995 are $75,000 in one-to-four-family mortgages and $178,000 in consumer loans, which previously had specific reserves established against them that were determined to be uncollectible and charged off.

         Repossessed assets at December 31, 1995, consisted of a vacant lot located in Dayton, Ohio which is being carried at its estimated fair value of $1.00.

         The distribution of Franklin's allowance for losses on loans and repossessed assets at the dates indicated is summarized as follows:


                                                               At December 31,
                           ------------------------------------------------------------------------------------
                                     1995                           1994                          1993
                           -------------------------      ------------------------      -----------------------

                                       Percent of                     Percent of                   Percent of
                                      loans in each                 loans in each                loans in each
                                        category                      category                     category
                           Amount     to total loans      Amount    to total loans      Amount   to total loans
                           ------     --------------      ------    --------------      ------   --------------
                                                           (Dollars in thousands)
Loans:
    One-to-four-family       $   14           84.41%        $   31          83.99%       $    12         83.34%
    Multi-family                147            4.79            145           5.64            158          6.29
    Nonresidential real
    estate                      187            8.25            262           7.60            262          7.84
    Consumer                     74            2.55            219           2.77            221          2.53
    Unallocated                 525               -            599              -            595             -
                                ---          ------          -----         ------          -----        ------
    Total loans                 947          100.00%         1,256         100.00%         1,248        100.00%
                                ===          ======          =====         ======          =====        ======

Repossessed assets:
    One-to-four-family            -                              -                            31
    Nonresidential real
    estate                        -                              -                             -
                                ---                          -----                         -----
    Total repossessed
     assets                       -                              -                            31
                                ---                          -----                         -----

Total                        $  947                         $1,256                        $1,279
                             ======                         ======                        ======



                                               At December 31,
                            ----------------------------------------------------
                                      1992                         1991
                            -----------------------      -----------------------

                                        Percent of                   Percent of
                                      loans in each                loans in each
                                        category                     category
                             Amount   to total loans      Amount   to total loans
                             ------   --------------      ------   --------------

Loans:
    One-to-four-family     $    30         83.17%        $    40        80.03%
    Multi-family               448          7.49             172         8.83
    Nonresidential real
     estate                    262          6.50             240         7.68
    Consumer                   255          2.84             241         3.46
    Unallocated                350             -             284            -
                            ------        ------         -------       ------
    Total loans              1,345        100.00%            977       100.00%
                            ======        ======         -------       ======

Repossessed assets:
    One-to-four-family     $     -                            29
    Nonresidential real
     estate                      -                         1,189
                            ------                       -------
    Total repossessed
     assets                      -                         1,218
                            ------                       -------

Total                      $ 1,345                       $ 2,195
                           =======                       =======


INVESTMENT ACTIVITIES

         The Company invests primarily in short-term investments, including United States Treasury and agency securities, bank certificates of deposit and FHLB overnight funds. Franklin is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. The balance of the securities investments maintained by the Company in excess of regulatory requirements reflects, for the most part, management's primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces the Company's vulnerability to changes in interest rates. See Note 2 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management and
- Liquidity" in the Annual Report.

         The OTS also requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and specifies factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. The OTS also establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities. Franklin believes that it currently holds and reports its securities and loans in a manner consistent with the OTS requirements. See
Note 1 of the Notes to the Consolidated Financial Statements for a discussion on the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities."

         The following table sets forth the carrying value of the Company's investment portfolio, excluding FHLB of Cincinnati stock, at the dates indicated:

                                                                       At December 31,
                                                     ---------------------------------------------------
                                                       1995                  1994                 1993
                                                     --------              --------             --------
                                                                        (In thousands)
Investment securities available-for-sale,
   at fair value:
   U.S. government and agency obligations             $17,713               $13,747            $       -
   State and local government obligations               1,049                     -                    -
                                                     --------              --------             --------
      Total investment securities available-for-
         sale
                                                      $18,762               $13,747            $       -
                                                      =======               =======            =========
Investment securities held-to-maturity, at
   amortized cost:
   U.S. Government and agency obligations           $       -              $      -              $14,406
   State and local government obligations                   -                   881                1,007
                                                     --------              --------             --------
      Total investment securities held-to-maturity  $       -              $    881              $15,413
                                                      =======               =======            =========


         The composition and maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, are indicated in the following table:

                                                                  At December 31, 1995
                          ------------------------------------------------------------------------------------------------------
                              Less than        1 to 5          5 to 10             Over                Total investment
                               1 year           years           years            10 years                 securities
                            -------------    -----------    -------------      ------------    -------------------------------
                              Amortized       Amortized       Amortized          Amortized       Amortized         Market
                                 cost            cost           cost                cost           cost            value
                            --------------  ------------   --------------      -------------   -------------     ---------
                                                                (Dollars in thousands)

U.S. Government and
  agency obligations            $1,000       $16,884         $   -               $     -         $17,884          $17,713
State and local
  government obligations           185           326           299                   145             955            1,049
                                ------       -------         -----               -------         -------          -------

  Total investment
    securities                  $1,185       $17,210         $ 299               $   145         $18,839          $18,762
                                ======       =======         =====               =======        ========          =======

Weighted average yield(1)        5.37%         5.34%         6.84%                 6.25%           5.37%                -

----------------------------
(1)      Yields reflected have not been computed on a tax equivalent basis.

         The following table sets forth the carrying value of the mortgage-backed securities portfolio at the dates indicated:


                                                                     At December 31,
                                             ----------------------------------------------------------------
                                                    1995                    1994                 1993
                                                 ---------               ---------            ---------
                                                                 (Dollars in thousands)

Available-for-sale, at fair value:
   FHLMC certificates                             $ 2,224                $  2,875                $      -
   FNMA certificates                                7,639                   8,429                       -
   GNMA certificates                                9,101                   9,438                       -
                                                  -------                --------                 -------

    Total mortgage-backed securities
      available-for-sale                          $18,964                $ 20,742                $      -
                                                  =======                ========                ========


Held-to-maturity, at amortized cost:
   FHLMC certificates                             $12,182                $  3,543                $  7,744
   FNMA certificates                                9,045                   9,996                  20,003
   Collateralized mortgage
      obligations                                   1,031                   1,044                   1,058
   GNMA certificates                                    -                       -                  10,280
                                                  -------                --------                --------
      Total mortgage-backed securities
       held-to-maturity                           $22,258                $ 14,583                $ 39,085
                                                  =======                ========                ========

         The composition and contractual maturities of the mortgage-backed securities portfolio are indicated in the following table:

                                                       At December 31, 1995
                          ---------------------------------------------------------------------------------------------------
                            Less than         1 to 5           5 to 10           Over 10                Total mortgage-
                              1 year           years            years            years                   backed securities
                          --------------    -----------      -----------      ------------    -------------------------------
                            Amortized        Amortized        Amortized         Amortized        Amortized          Market
                              cost            cost             cost              cost              cost             value
                          --------------  ---------------  --------------    --------------    -------------      -----------
                                                                 (Dollars in thousands)


FHLMC certificates          $      -         $3,178          $  811            $10,370           $14,359          $14,419
FNMA certificates                  -              -               -             16,584            16,584           16,475
Collateralized mortgage
  obligations                      -              -           1,031                  -             1,031            1,020
GNMA certificates                  -              -               -              8,985             8,985            9,101
                            --------         ------         -------            -------           -------          -------

   Total mortgage-backed
    securities              $      -         $3,178          $1,842            $35,939           $40,959          $41,015
                            ========         ======          ======            =======           =======          =======


Weighted average yield             -           5.34%           7.35%              6.76%             6.68%               -


SOURCES OF FUNDS

         GENERAL. Deposit accounts have traditionally been the principal source of Franklin's funds for use in lending and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings from the FHLB, cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales.
Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" in the Annual Report.

         DEPOSITS. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts and Keogh accounts.

         The principal types of savings accounts and rates issued by Franklin at December 31, 1995, are summarized as follows:

                          Average rate          Minimum           Amount(1)         Percentage of total  deposits
                          ------------          -------           ---------         -----------------------------
                                                          (In thousands)
Savings programs:

Passbook savings            2.75%            $     100        $   24,304                     49.42%
NOW                         2.19                   100            13,686
Super NOW                   2.62                 2,500             2,136                      4.34
Money market                2.94                 2,500             9,055                     18.41
                            ----                 -----        ----------                    ------
  Total regular
    accounts                2.62%                             $   49,181                    100.00%
                            ====                              ==========                    ======

Certificates of
deposit:


7-31 day                    3.00%            $   2,500        $      543                      0.40%
91 day                      2.80                 2,500               101                      0.07
Six-months                  5.41                 2,500            28,517                     21.06
One year                    5.63                   500            22,860                     16.88
18 months                   6.00                   500            15,640                     11.55
Two years                   5.65                   500            11,082                      8.19
Thirty-two months           5.37                   500             4,313                      3.19
Three years                 6.27                   500            20,683                     15.28
Five years                  6.34                 2,500            28,489                     21.04
Jumbo certificates(2)       3.18               100,000             2,879                      2.13
Other(2)                    6.29                   500               286                      0.21
                            ----                              ----------                   -------
    Total certificates      5.80%                             $  135,393                    100.00%
    --------------------    ====                              ==========                    ======

(1)      Includes $26.6 million of deposits held in IRA and Keogh accounts.

(2)      Maturities vary.


         All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. The interest rate on all accounts is established by the Board of Directors. At December 31, 1995, such rates were 2.75% per annum for passbook savings accounts, 2.375% per annum for regular NOW accounts and 2.625% per annum for Super NOW accounts. The rates paid on Money Market Accounts vary depending on the balance in the account.

         Early withdrawals from certificates of deposit are subject to a penalty of three months simple interest when the term is from 90 days to one year, six months simple interest when the term is one year to three years, and one year simple interest when the term is more than three years.

         The following table sets forth information relating to Franklin's savings flows during the periods shown and total savings at the end of the periods shown:

                                                                Year ended December 31,
                                               ------------------------------------------------------------
                                                     1995            1994                1993
                                                   ---------       ---------           ---------
                                                                    (In thousands)

                     Opening balance               $172,502         $178,550            $189,896
                     Deposits                       302,026          276,504             333,925
                     Withdrawals                    297,779          289,062             352,851
                     Interest credited                7,825            6,510               7,580
                                                   --------         --------            --------
                     Ending balance                $184,574         $172,502            $178,550
                                                   ========         ========            ========


         The following table sets forth the amount of Franklin's certificates of deposit by interest rates as of the dates indicated:

                                                                  At December 31,
                                                ------------------------------------------------------
                                                      1995             1994               1993
                                                    --------         --------           --------
                                                                  (In thousands)

                     3.00% and less                 $  3,400        $    1,403          $  4,138
                     3.01% -  4.00%                       18            14,854            32,326
                     4.01% -  5.00%                   17,096            26,545            14,732
                     5.01% -  6.00%                   81,842            59,750            33,540
                     6.01% -  7.00%                   24,297               517             1,180
                     7.01% -  8.00%                    8,404            11,473            15,659
                     8.01% - 10.00%                      244             1,782             8,196
                     10.01% and over                      92               134               262
                                                    --------        ----------          --------
                          Total                     $135,393        $  116,458          $110,033
                                                    ========        ==========          ========


         The following table sets forth, as of December 31, 1995, the amounts of certificates of deposit maturing during the years indicated:

                                               Amounts maturing in the year
                                                    ending December 31,
                            -------------------------------------------------------------------------
                                                                                           1999 and
                                  1996                1997               1998             thereafter
                                --------            --------           --------           ----------
                                                      (In thousands)

3.00% and less                 $ 3,368             $      5              $     -           $     27

3.01% -  4.00%                      18                    -                    -                  -
4.01% -  5.00%                  12,001                3,229                  721              1,145
5.01% -  6.00%                  53,989               11,470               13,602              2,781
6.01% -  7.00%                   8,380               14,061                  935                921
7.01% -  8.00%                   8,285                  112                    -                  7
8.01% -  10.00%                     87                    4                  101                 52
10.01% and over                      -                   50                   42                  -
                               -------             --------              -------           --------
    Total                      $86,128             $ 28,931              $15,401           $  4,933
                               =======             ========              =======           ========

         The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:

                                                            Year ended December 31,
                                           ---------------------------------------------------
                                             1995                1994                   1993
                                           --------            --------               --------
                                                             (In thousands)

                     Change in deposit
                     balances:


                     Passbook savings       $(5,049)            $(8,969)                $ (4,519)
                     NOW accounts               390              (1,015)                    (563)
                     Money market
                       accounts              (2,204)             (2,488)                     917
                       Certificates:
                       7-31 day                (224)               (101)                     255
                       91 day                  (168)               (187)                     111
                       6 months              18,111              (5,042)                  (5,544)
                       One year              (1,040)             12,061                   (6,821)
                       18 months             11,800              (1,212)                  (1,465)
                       Two years               (409)              6,727                     (665)
                       Thirty-two months     (9,336)                 38                   13,611
                       Three years            6,564              (1,578)                      68
                       Five years            (5,973)             (3,363)                  (4,651)
                       Jumbo certificates      (175)               (810)                  (1,833)
                       Other                   (215)               (108)                    (247)
                                             ------             -------                  -------

                     Total increase
                       (decrease)           $12,072             $(6,047)                $(11,346)
                                            =======             =======                 =========


         The following table sets forth rate and maturity information for Franklin's certificates of deposits as of December 31, 1995:

                                                                                          Percentage
                                                                   Amount                 of deposits              Average rate
                                                                   ------                -------------            ------------
                                                                                     (Dollars in thousands)
                     Certificates maturing in
                     quarter ended:
                       March 31, 1996                             $ 29,469                     15.97%                  5.61%
                       June 30, 1996                                17,768                      9.63                   5.37
                       September 30, 1996                           17,338                      9.39                   5.93
                       December 31, 1996                            21,553                     11.68                   5.84
                       March 31, 1997                               10,598                      5.73                   5.65
                       June 30, 1997                                 1,520                      0.83                   5.35
                       September 30, 1997                            6,054                      3.28                   6.64
                       December 31, 1997                            10,759                      5.83                   6.58
                       March 31, 1998                                1,554                      0.84                   6.40
                       June 30, 1998                                 1,403                      0.76                   5.93
                       September 30, 1998                            6,546                      3.55                   5.70
                       December 31, 1998                             5,898                      3.20                   5.66
                        Thereafter                                   4,933                      2.66                   5.72
                        Total certificates                         135,393                     73.35                   5.80
                                                                   -------                     -----                   ----

                     Other deposits                                 49,181                     26.65                   2.62
                                                                   -------                    ------                   ----
                       Total deposits                             $184,574                    100.00%                  4.95%
                                                                  ========                    ======                   ====

         The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 1995:

                                                                   Maturity
                                 --------------------------------------------------------------------------------------
                                                  Over               Over
                                3 Months         3 to 6             6 to 12           Over
                                or Less          Months             Months          12 Months            Total
                              -----------        ------             ------          ---------            -----
                                                               (In thousands)
Certificates of deposit
  less than $100,000          $26,946          $16,011            $35,214          $42,282             $120,453

Certificates of deposit of
  $100,000 or more              2,523            1,757              3,677            6,983               14,940
                              -------          -------            -------          -------             --------
Total certificates of
  deposit                     $29,469          $17,768            $38,891          $49,265             $135,393
                              =======          =======            =======          =======             ========

         Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds and to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to reduce, although not eliminate, the threat of disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, Franklin has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest-rate conscious. Therefore, the ability of Franklin to attract and maintain deposits, and the cost and term of repricing of its funds, has been, and will continue to be, significantly affected by money market conditions.

         BORROWINGS.      As a member of the FHLB of Cincinnati, Franklin is
required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions which apply. Franklin's FHLB advances outstanding at December 31, 1995, were $7.4 million.

         The following table shows the FHLB advances outstanding as of December 31, 1995 by interest rate and maturity date:

              Maturity Date                           Interest Rate                         Outstanding Balance
              -------------                           -------------                         -------------------

                05/01/06                                  8.15%                                   $  450
                10/01/10                                  6.35                                     4,950
                12/01/10                                  6.30                                     1,993

         The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

                                                               Year ended December 31,
                                              ---------------------------------------------------------
                                                  1995                 1994                1993
                                                --------             --------            --------
                                                             (Dollars in thousands)

Maximum amount outstanding:
  FHLB advances                                  $322                  $1,763                $74
  Other short-term borrowings                       -                       -                  -
Total average amount of short-term
  borrowings outstanding during period           $113                    $309                $61
Weighted average interest cost of
  borrowings during the period ended             6.16%                   8.67%              8.35%


SUBSIDIARY ACTIVITIES OF FRANKLIN

         Franklin has one subsidiary, Madison Service Corporation ("Madison"), organized February 22, 1972. Madison currently performs loan servicing on a $2.7 million multi-family loan. As of December 31, 1995, Franklin's investment in Madison was $110,000.

         Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in its service corporation at December 31, 1995, did not exceed these limits.

         Franklin is also subject to the equity risk investment limitations imposed under OTS regulations. In general, OTS regulations provide that insured institutions which meet their minimum regulatory capital requirements and have "tangible capital" of 6% of total liabilities or greater, must submit for prior review aggregate equity risk investments exceeding an amount equal to three times "tangible capital," defined as equity capital as determined in accordance with GAAP, qualifying subordinated debt, and nonpermanent preferred stock, less goodwill and other intangible assets. Because Franklin meets it regulatory capital requirements, has tangible capital in excess of 6% of total liabilities and does not have equity risk investments in subsidiary corporations in excess of three times tangible capital, Franklin is currently not limited by the OTS regulations in making direct investments in subsidiary corporations.

SUBSIDIARY ACTIVITIES OF THE COMPANY

         In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in this company and its investment in such company at December 31, 1995, was $50,000. At the same date, the Company had no loans due from DirectTeller.

COMPETITION

         Franklin faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage brokers and bankers who also make loans secured by real estate located in southwestern Ohio. Franklin competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Franklin faces substantial competition in attracting deposits from commercial banks, other savings institutions, money market and mutual funds, credit unions and other investment vehicles. The ability of Franklin to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Franklin competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, access to accounts via automated teller machines, convenient branch locations with inter-branch deposit and withdrawal privileges at each, and the "DirectTeller" system discussed above.

         The authority to offer money market deposits and expanded lending and other powers authorized for savings institutions have resulted in increased competition for both deposits and loans between savings institutions and other financial institutions such as commercial banks.

         As of December 31, 1995, based on total assets, Franklin was the seventh largest thrift institution headquartered in Hamilton County, Ohio.

REGULATION

         GENERAL. As a savings and loan association chartered under the laws of Ohio, Franklin is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Franklin's deposits are insured by the FDIC, Franklin also is subject to regulation and examination by the OTS, and to regulatory oversight by the FDIC. Franklin must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted by regulators periodically to determine whether Franklin is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Franklin is also subject to certain regulations issued by the FRB. Franklin is a member of the FHLB of Cincinnati.

         The Company is a Delaware corporation and is subject to regulation, examination and oversight by the OTS as the holding company of Franklin and is required to submit periodic reports to the OTS.

         Congress is considering legislation to recapitalize the SAIF. See "-Deposit Insurance Assessments." In connection with such recapitalization, Congress may eliminate the OTS, as a result of which Franklin would be regulated under federal law as a bank. Such regulation would restrict the range of activities in which Franklin may engage and would subject Franklin to more regulation by the FDIC. In addition, the Company would become a bank holding company if such legislation is adopted as proposed and would become subject to certain additional limits on activities in which the Company may engage, to separate capital requirements and to other regulations issued by the FRB. Although this legislation, if adopted as proposed, would increase the limitations on permissible activities by the Company and Franklin, the current activities of both the Company and Franklin would not be materially affected by these additional activity limits.

         OHIO REGULATION. The Ohio Superintendent is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with the laws of the state of Ohio and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See "State Association Activities." The Ohio Superintendent also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Franklin is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

         OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination.
The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations will evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Franklin has received a "satisfactory" examination rating under those regulations.
                                     -22-

         OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Franklin at December 31, 1995, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk- based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                                           At December 31, 1995
                                                                           --------------------
                                                               Amount                               Percent
                                                               ------                               -------
                                                           (In thousands)


 Tangible capital                                            $ 13,881                                 6.61%
 Requirement                                                    3,149                                 1.50
                                                             --------                                 ----
 Excess                                                      $ 10,732                                 5.11%
                                                             ========                                 ====

 Core capital                                                $ 13,881                                 6.61%
 Requirement                                                    6,299                                 3.00
                                                             --------                                 ----
 Excess                                                      $  7,582                                 3.61%
                                                                                                      ====

 Total capital                                               $ 14,486                                15.13%
 Risk-based requirement                                         7,660                                 8.00
                                                             --------                                 ----
 Excess                                                      $  6,826                                 7.13%
                                                             ========                                 ====



         Current capital requirements call for tangible capital (which for Franklin is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities) of 1.5% of adjusted total assets, core capital (which for Franklin consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $605,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Franklin does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Its current core capital level is 6.61% of adjusted total assets.


         The OTS has adopted an interest rate risk component to the risk-based capital requirement, through the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. First Federal currently qualifies for such exception. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least

3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% and core capital of less than 3%; and (5) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Franklin's capital at December 31, 1995, meets the standards for a well-capitalized institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of Franklin, as computed under current regulations, at December 31, 1995, was approximately $25.0 million, or 13.6% and exceeded the 5.0% liquidity requirement by approximately $15.8 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments. Such investments are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Effective December 19, 1991, the QTL test requires that 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) consist of qualified thrift investments on a monthly average basis in 9 out of every 12 months. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company will be subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. See "-Federal Home Loan Banks." At December 31, 1995, Franklin had QTL investments equal to approximately 91.7% of its total portfolio assets.

         LENDING LIMITS. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's unimpaired capital and surplus, which is total capital for regulatory purposes plus any general valuation reserves not included in total capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. At December 31, 1995, First Federal was in compliance with these lending limits.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the limits on the amount an institution can lend to one borrower, and the total of such loans cannot exceed the association's unimpaired capital and surplus. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 1995.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 1995.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         The first rating category is Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Franklin meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. The second category, Tier 2, consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         In December 1994, the OTS issued a proposal to amend the capital distributions limits. Under that proposal, associations which are not owned by a holding company and which have a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if they remain adequately capitalized, as described above, after the distribution is made.
Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better, would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized or worse.

         In addition, as a subsidiary of the Company, Franklin is required to give the OTS 30-days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period. Franklin paid dividends of $1.14 million to the Company during fiscal 1995.

         HOLDING COMPANY REGULATION. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. Congress is considering legislation that may require that the Company become a bank holding company regulated by the FRB. Bank holding companies with more than $150 million in assets are subject to capital requirements similar to those imposed on Franklin and have more extensive interstate acquisition authority than savings and loan holding companies. Bank holding companies are subject to more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and the Company cannot be certain of the legislation's impact on its operations until its enacted.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Company is a unitary savings and loan holding company. There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial activities and expanded securities and insurance activities. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1995, Franklin met the QTL Test.

         If the Company were to acquire control of another savings institution, other than through a merger or other business combination with Franklin, the Company would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than Franklin or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the

OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         ACQUISITIONS OF CONTROL. Acquisitions of controlling interests of both Franklin and the Company are subject to limitations in federal and state law. The federal limitations generally require regulatory approval of acquisitions at specified levels. State law similarly requires regulatory approval and also imposes certain anti-takeover limitations.

         Pursuant to federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Franklin or the Company without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are present. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         Ohio law requires Superintendent approval of any acquisition of control of Franklin directly or indirectly, including through the Company. Control is deemed to be at least 15% ownership or voting power. Ohio law permits acquisitions of control by non-Ohio companies only if the law of the state of the acquiror permits similar acquisitions in that State by Ohio companies.

         Any merger of Franklin must be approved by the OTS and the Superintendent. Any merger in which the Company is not the resulting company must also be approved by OTS and the Superintendent as a holding company acquisition.

         FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the funds have been and are being used to pay the cost of prior thrift failures. In May 1995, reserves of the BIF met the level required by law.

         Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF meets designated reserve level, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met.

         FDIC DEPOSIT INSURANCE ASSESSMENTS. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy commercial banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. This difference in assessment rates equals approximately $.23 per $100 in deposits in 1996. This premium disparity could have a negative competitive impact on Franklin and other institutions in the SAIF.

         Congress is considering legislation to recapitalize the SAIF and to eliminate this significant premium disparity. Currently, the recapitalization plan provides for a special assessment of approximately $.85 to $.90 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. Such cost sharing might increase BIF assessments. SAIF assessments for healthy institutions would be set at a significantly lower level, but could never be reduced below the level set for healthy BIF institutions.

         The recapitalization plan also provides for the merger of the SAIF and BIF on January 1, 1998. As currently proposed, the SAIF recapitalization legislation provides for the elimination of the federal thrift charter and of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. If such proposal is adopted, Franklin would be regulated as a bank under federal law. As a result, Franklin would become subject to the more restrictive activity limits imposed on national banks. In addition, if required to become a bank holding company, the Company would be subject to more restrictive activity limits and to capital requirements similar to those imposed on Franklin. It is not expected that these new activity limits will have a material effect on the financial condition or operations of the Company or Franklin.

         Under current tax laws, savings associations, including Franklin, meeting certain requirements have been able to deduct from taxable income amounts designated as reserved for bad debts. See "Taxation-Federal Taxation" and Note 7 of the Notes to Consolidated Financial Statements. Currently, if a savings association converts to a commercial bank charter, certain amounts of its bad debt reserve must be recaptured as taxable income over a six-year period, if the association has used the percentage of taxable income method to compute its reserve (the "Percentage Method"). In connection with the SAIF recapitalization, Congress is considering eliminating the Percentage Method effective in 1996 and the recapture of reserves upon conversion to a bank charger. However, such legislation also would require all savings associations to include in taxable income over a six-year period, all bad debt reserves taken after 1987 using the Percentage Method (with all earlier reserves under the Percentage Method not being subject to recapture), although a two-year delay in such recapture requirement may be permitted for institutions meeting a residential mortgage loan origination test. Franklin cannot determine whether such change will have a material adverse effect on its financial condition or operations, until the new law, if any, is enacted.

         Franklin had $174 million in deposits at March 31, 1995. If the special assessment is $.85 to $.90 per $100 deposits, Franklin will pay an additional assessment of $1.48 million to $1.57 million effective on or after January 2, 1996 (as required by Congress). This assessment should be tax-deductible, but it will reduce earnings and capital for the quarter in which it is recorded. It is expected that quarterly SAIF assessments for 1996 would be reduced significantly, after such additional assessment is paid.

         No assurance can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, the Company can give no assurance that the disparity between BIF and SAIF assessments will be eliminated and that the impact of the Company being regulated as a bank holding company and Franklin being regulated as a bank will not be material, until the legislation requiring such changes is enacted.

         STATE ASSOCIATION ACTIVITIES. All state-chartered associations are generally limited to activities and investments of the type and in the amount authorized for federally chartered associations, notwithstanding state law. The FDIC is authorized to permit such associations to engage in state-authorized activities or investments that do not meet this standard if they meet their capital requirements, if it is determined that such activities or investments do not pose a significant risk to the SAIF.

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $52.0 million (subject to an exemption of up to $4.3 million), and that reserves of 10% be maintained against that portion of total net transaction accounts in excess of $52.0 million. At December 31, 1995, Franklin was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Franklin's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.65 million at December 31, 1995.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLB has established an "Affordable Housing Program" to subsidize the interest rate on advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year. Franklin has participated in this program.

         FEDERAL TAXATION. The Company and its subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. With certain exceptions, Franklin is subject to the federal tax laws and regulations which apply to corporations generally. One such exception permits thrift institutions which meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), to establish reserves for bad debts and to make annual additions thereto which may, within specified limits, be taken as a deduction in computing taxable income. Legislation pending in Congress may eliminate this bad debt reserve provision in 1996 and may require the recapture of post-1987 bad debt reserves over a six-year period beginning in 1998. See "- FDIC Deposit Insurance Assessments."

         For purposes of the bad debt reserve deduction, loans of a savings association are categorized as "qualifying real property loans," which generally include loans secured by improved real estate, and "nonqualifying loans," which include all other types of loans. The amount of the bad debt reserve deduction for "nonqualifying loans" is computed under the experience method. A thrift institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method. Franklin generally uses the percentage of taxable income method.

         Under the experience method, the bad debt deduction for an addition to the reserve for "qualifying real property loans" or "nonqualifying loans" is an amount (1) determined under a formula based generally upon a moving average of the bad debts actually sustained by a thrift institution over a period of six years or (2) necessary to maintain the bad debt reserves at a "minimum reserve level."

         The percentage of specially computed taxable income that is used to compute the percentage bad debt deduction is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for nonqualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying thrift institutions which utilize the percentage of taxable income method to be taxed at a lower effective federal income tax rate than that applicable to corporations generally. The effective maximum federal income tax rate applicable to a qualifying thrift institution (exclusive of any minimum tax or environmental tax), assuming the maximum percentage bad debt deduction, is currently 31.28%.

         If less than 60% of the total dollar amount of an institution's assets (on a tax basis) consist of specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations), such institution may not deduct any addition to a bad debt reserve and generally must include reserves in income over a four-year period. In January 1992 the IRS proposed regulations which, if adopted as proposed, will affect the period in which to include reserves in income. Such regulations will not be effective until published as final regulations. At December 31, 1995, at least 60% of Franklin's total assets were specified assets. No representation can be made as to whether Franklin will meet the 60% test for subsequent taxable years.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year. Additionally, the total bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "nonqualifying loans" equals the amount by which 12% of the amount comprising savings and other withdrawable accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to Franklin. No representation can be made as to whether Franklin will be affected by these limitations for subsequent taxable years.

         In addition to the regular income tax, corporations, including the Company and Franklin, generally are subject to a minimum tax. An alternative minimum tax is currently imposed at a minimum tax rate of 20% on alternative minimum taxable income (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include, but are not limited to, (i) 100% of the excess of a thrift institution's regular income tax bad debt deduction over the amount that would have been allowable based on actual experience, and
(ii) interest on certain tax-exempt bonds issued after August 7, 1986. In addition, for tax years that began in 1987, 1988 and 1989, 50% of the amount by which a corporation's pre-tax book income exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. After 1989, this computation was changed to use 75% of the excess of adjusted current earnings over such specially computed alternative minimum taxable income. For any taxable year beginning after 1986, net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years beginning after 1986 and before 1996, corporations, including the Company and Franklin, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2,000,000.

         To the extent earnings appropriated to a thrift institution's bad debt reserves for qualifying real property loans and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method, and to the extent of the institution's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).

         The Company has been audited or its books closed without audit by the IRS with respect to federal income tax returns through December 31, 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding income taxes of the Company.

         OHIO TAXATION. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income.

         Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.5% for 1995.

         DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1995, regarding the properties on which the offices of the Company and Franklin are located:

                                                               Lease                 Date            Gross Square
Location                      Owned or Leased             Expiration Date       Facility Opened         Footage
--------                      ---------------             ---------------       ---------------     --------------

Corporate Office:
----------------
401 East Court Street            Leased                       9/97                   9/92                 7,980
Cincinnati, Ohio 45202

Full Service Branch Office:
--------------------------


45 East Fourth Street            Leased                      10/99                  10/92                 2,485
Cincinnati, Ohio 45202

2000 Madison Road                 Owned                        N/A                   1/81                 2,991
Cincinnati, Ohio 45208

1100 West Kemper Road            Leased                       4/99                   1/84                 4,080
Cincinnati, Ohio 45240

7615 Reading Road                Leased                       1/98                   9/71                 2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                        N/A                   6/74                 1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                       7/10                  12/76                 1,675
Cincinnati, Ohio 45238           (Land is leased)

5119 Glenway Avenue               Owned                        N/A                   6/74                 2,525
Cincinnati, Ohio 45238


         There are no liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance. At December 31, 1995, the Company's office premises and equipment had a net book value of $909,000. For additional information regarding the Company office premises and equipment, see Notes 4 and 12 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor Franklin is presently involved in any legal proceedings of a material nature. From time to time, Franklin is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Franklin.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in those portions of the First Franklin Corporation Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report"), which are included in Exhibit 13, under the caption "CORPORATE INFORMATION - Market Information; and - Dividends" is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The information contained in those portions of the Annual Report, which are included in Exhibit 13, under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in those portions of the Annual Report, which are included in Exhibit 13, are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of First Franklin Corporation (the "Proxy Statement") under the captions "Election Of Directors" and "Transactions with Management and Indebtedness of Management" is incorporated herein by reference.

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and Franklin who do not serve on the Company's Board of Directors. Each officer is elected annually to serve until his or her successor shall have been elected and qualified, or until he or she shall resign or be removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         GRETCHEN J. SCHMIDT, age 39, has been the Corporate
Secretary/Treasurer of the Company since 1988. She also serves as Vice President of Retail Banking of Franklin. Ms. Schmidt has held a variety of part-time positions with Franklin since 1971, and full-time positions since in 1978. Ms. Schmidt is the daughter of President Siemers. Currently, she is responsible for customer service and branch operations.

         DANIEL T. VOELPEL, age 47, has been Vice President/Chief Financial Officer of the Company since 1988. He also serves as Vice President/Chief Financial Officer of Franklin and Treasurer of DirectTeller Systems, Inc., and Franklin's subsidiary, Madison Service Corporation. He has been with Franklin for twelve years.

         MARGARET W. WALTON, age 62, has been Vice President of the Company since 1988. She also serves as Vice President/Administration and Corporate Secretary of Franklin. She is responsible for overall administration and is a Director of Madison Service Corporation and Corporate Secretary of DirectTeller Systems, Inc. Ms. Walton has been with Franklin for 27 years.

         HARRY R. BARNACLO, age 64, joined Franklin in 1992 as Vice President/Chief Lending Officer. Prior to joining Franklin, Mr. Barnaclo had been an independent mortgage broker for 18 years.

ITEM 10.         EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "Executive Compensation" and "Employment Contract" is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" and "Election of Directors." is incorporated herein by reference.

ITEM 12.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Transactions with Management and Indebtedness of Management" is incorporated herein by reference.


                                    PART IV

ITEM 13.                  EXHIBITS AND REPORTS ON FORM 8-K

                               (a)    Exhibits
                                                  Item 3.        (i)   Certificate of Incorporation
                                                                 (ii)  Bylaws

                                                  Item 10.             Employment Contract for Thomas H. Siemers
                                                                       Stock Option Plan


                                                  Item 13.             Portions of the Annual Report to Stockholders

                                                  Item 20.             Proxy Statement

                                                  Item 21.             Subsidiaries of the Registrant

                                                  Item 27.             Financial Data Schedule

                               (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Franklin Corporation


                                    By: Thomas H. Siemers
                                        -----------------
                                        Thomas H. Siemers
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: Thomas H. Siemers                                                   By: Daniel T. Voelpel
   -----------------------------------------------                         -------------------------------------------------
    Thomas H. Siemers                                                       Daniel T. Voelpel
    President, Chief Executive Officer and a Director                       Vice President and Chief Financial Officer
                                                                            (Principal Accounting Officer)


Date:  March 25, 1996                                                   Date:  March 25, 1996



By: Richard H. Finan                                                    By: James E. Cross
   -----------------------------------------------                         -------------------------------------------------
    Richard H. Finan                                                        James E. Cross
    Director                                                                Director


Date:  March 25, 1996                                                   Date:  March 25, 1996



By: James E. Hoff                                                       By: John L. Nolting
   -----------------------------------------------                         -------------------------------------------------
    James E. Hoff                                                           John L. Nolting
    Director                                                                Director


Date:  March 25, 1996                                                   Date:  March 25, 1996



                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
3(i)                    Certificate of Incorporation            Incorporated by reference to the Form
                                                                10-K filed by the registrant with the
                                                                Securities and Exchange Commission
                                                                for the  fiscal year ended December 31,
                                                                1992 (the "1992 Form 10-K")

3(ii)                   Bylaws                                  Incorporated by reference to the Form
                                                                10-K filed by the Registrant with the
                                                                Securities and Exchange Commission
                                                                for the fiscal year ended December 31,
                                                                1991.

10                      Employment Contract for Thomas          Incorporated by reference to the
                        H. Siemers                              Registrant's Registration Statement on
                                                                Form S-1 (File No. 33-17417)

                        Stock Option Plan                       Incorporated by reference to the 1992
                                                                Form 10-K

13                      Portions of the Annual Report           Filed herewith

20                      Proxy Statement                         Filed herewith

21                      Subsidiaries of First Franklin          Filed herewith
                        Corporation

27                      Financial Data Schedule                 Filed herewith