Form 10QSB
period 1996-03-31
FIRST FRANKLIN CORP
filed 1996-05-08
CIK 742161

Securities and Exchange Commission
                            Washington, D.C. 20549


                                 Form 10-QSB

     [X] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

                              Yes [X]     NO [ ]


     As of March 31, 1996, there were issued and outstanding 1,186,518 shares of the Registrant's Common Stock.

                Transitional Small Business Format (check one)
                              Yes [ ]     NO [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                      Page No.
Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
             March 31, 1996 and December 31, 1995 ...................... 3

             Consolidated Statements of Operations and Retained
             Earnings - Three Month Periods ended
             March 31, 1996 and 1995 ................................... 4

             Consolidated Statements of Cash Flows -
             Three Month Periods ended March 31, 1996
             and 1995 .................................................. 6

             Notes to Consolidated Financial Statements ................ 8


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................... 9


Part II    Other Information ........................................... 16

Item 5.  Press Release Dated March 26, 1996 ............................ 17
         Press Release Dated March 27, 1996 ............................ 18
         Press Release Dated April 11, 1996 ............................ 19
         May 2, 1996 Announcement of Intention to Repurchase Share ..... 20

Signatures

Part I - Item 1.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                            Mar 31, 1996   Dec 31, 1995
                                                                   (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $6,715 and $5,895 at 03/31/96
  and 12/31/95, respectively .............................   $   8,865    $   8,653
Investment securities
  Available-for-sale, at market value
     (amortized cost of $19,544 and $18,839, respectively)      19,408       18,762
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $17,587 and $18,701, respectively)      17,864       18,964
  Held-to-maturity, at amortized cost
    (market value of $21,114 and 22,051, respectively) ...      21,708       22,258
Loans receivable, net ....................................     142,369      139,419
Real estate owned, net ...................................         192            0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost .................................       1,661        1,650
Accrued interest receivable ..............................       1,344        1,252
Property and equipment, net ..............................       1,650          908
Other assets .............................................       1,063        1,729
                                                                 -----        -----
                                                             $ 216,124    $ 213,595
                                                             =========    =========

     LIABILITIES
Savings accounts .........................................   $ 187,217    $ 184,574
Borrowings ...............................................       7,315        7,393
Advances by borrowers for taxes
  and insurance ..........................................         739        1,207
Other liabilities ........................................         311          113
                                                                   ---          ---
     Total liabilities ...................................     195,582      193,287
                                                               -------      -------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 1,278,396
   shares issued at 03/31/96 and 1,270,164
   at 12/31/95 ...........................................          13           13
Additional paid in capital ...............................       5,879        5,838
Treasury stock, at cost- 91,878 shares at
 03/31/96 and 12/31/95, respectively .....................        (442)        (442)
Unrealized gain on available-for-sale securities,
   net of taxes of $48 at 03/31/96 and $63 at 12/31/95 ...          93          122
Retained earnings, substantially restricted ..............      14,999       14,777
                                                                ------       ------
     Total stockholders' equity ..........................      20,542       20,308
                                                                ------       ------
                                                             $ 216,124    $ 213,595
                                                             =========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (Dollars in Thousands)

                                                        For The Three Months Ended
                                                      Mar 31, 1996      Mar 31, 1995
                                                                 (Unaudited)
Interest income:
  Loans receivable ...............................         $2,820         $2,651
  Mortgage-backed securities .....................            657            530
  Investment securities ..........................            362            275
                                                              ---            ---
                                                            3,839          3,456
                                                            -----          -----
Interest expense:
  Savings accounts ...............................          2,309          2,012
  Borrowings .....................................            119             18
                                                              ---             --
                                                            2,428          2,030
                                                            -----          -----

     Net interest income .........................          1,411          1,426

Provision for loan losses ........................             21             15
                                                               --             --
     Net interest income after
       provision for loan losses .................          1,390          1,411
                                                            -----          -----
Noninterest income:
  Gain on loans sold .............................             13              2
  Service fees on NOW accounts ...................             48             51
  Other income ...................................             65             35
                                                               --             --
                                                              126             88
                                                              ---             --
Noninterest expenses:
  Salaries and employee benefits .................            409            416
  Occupancy expense ..............................            142            147
  Federal insurance premiums .....................            105            100
  Service bureau expense .........................             69             66
  Other expenses .................................            335            315
                                                              ---            ---
                                                            1,060          1,044
                                                            -----          -----

Income before federal income taxes ...............            456            455

Provision for federal income taxes ...............            151            151
                                                              ---            ---

     Net Income ..................................         $  305         $  304
                                                           ======         ======

                                   continued

     The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS, CONTINUED
                 (Dollars in Thousands Except per Share Data)

                                                         For The Three Months Ended
                                                     Mar 31, 1996      Mar 31, 1995
                                                              (Unaudited)
RETAINED EARNINGS-BEGINNING OF PERIOD ..........       $ 14,777        $ 13,805
  Net income ...................................            305             304
  Less: dividends declared .....................            (83)            (82)
                                                            ---             ---
RETAINED EARNINGS-END OF PERIOD ................       $ 14,999        $ 14,027
                                                       ========        ========

EARNINGS PER COMMON SHARE (in dollars) .........       $   0.25        $   0.25
                                                       ========        ========

DIVIDENDS DECLARED PER
 COMMON SHARE (in dollars) .....................       $   0.07        $   0.07
                                                       ========        ========

     The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                         For The Three Months Ended
                                                        Mar 31, 1996     Mar 31, 1995
                                                              (Unaudited)
Cash provided by (used in) operating activities:
Net income ..............................................   $    305    $   304

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses ..........................         21         15
     Depreciation and amortization ......................         57         51
     FHLB stock dividend ................................        (29)       (27)
     Increase in accrued interest receivable ............        (92)       (89)
     Decrease in other assets ...........................       (112)       230
     Increase (decrease) in other liabilities ...........        198       (184)
     Other, net .........................................       (257)      (396)
     Loans sold .........................................        200         91
     Disbursements on loans originated for sale .........          0        (91)
                                                                  --        ---
Net cash provided by (used in) operating activities .....        291        (96)
                                                                 ---        ---

Cash provided by (used in) investing activities:
  Loan principal reductions .............................      8,397      5,845
  Disbursements on mortgage and other
     loans purchased or originated for investment .......    (11,458)    (4,099)
  Repayments on mortgage-backed
     securities .........................................      1,651        773
  Purchase of available-for-sale investment securities ..     (3,199)
  Proceeds from the maturity of available-for-sale
    investment securities ...............................      2,500
  Sale of Federal Home Loan Bank stock ..................         17        109
  Capital expenditures ..................................         (1)       (26)
                                                                  --        ---
Net cash (used in) provided by investing activities .....     (2,093)     2,602
                                                              ------      -----

                                   continued

     The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                            (Dollars in Thousands)

                                                         For The Three Months Ended
                                                       Mar 31, 1996      Mar 31, 1995
                                                              (Unaudited)
Cash provided by (used in)
    financing activities:
  Net increase (decrease) in passbook accounts
    and demand deposits ............................          418        (5,416)
  Proceeds from sales of certificates
    of deposit .....................................       19,259        18,815
  Payments for maturing certificates
    of deposit .....................................      (17,034)      (11,913)
  Repayment of borrowed money ......................          (78)           (8)
  Decrease in advances by borrowers
     for taxes and insurance .......................         (468)         (428)
  Payment of dividends .............................          (83)          (82)
                                                              ---           ---
Net cash provided by financing activities ..........        2,014           968
                                                            -----           ---

Net increase in cash ...............................     $    212      $  3,474
Cash at beginning of period ........................        8,653         2,883
                                                            -----         -----
CASH AT END OF PERIOD ..............................     $  8,865      $  6,357
                                                         ========      ========

     The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION


     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1995 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

     Effective January 1, 1996 the Company was required to adopt the following accounting standards; Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed", SFAS No. 122 "Accounting for Mortgage Servicing
Rights", and SFAS No. 123 "Accounting for Stock Based Compensation". The adoption of these new accounting standards did not have a significant impact on the Company's Consolidated Statement of Operations for the three months ended March 31, 1996.

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

     Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a wide range of consumer banking services, including mortgage loans, credit cards, checking accounts, auto loans, savings and certificate accounts, automated teller machines and a voice response telephone inquiry system. Franklin has also initated a program to provide its customers access to mutual funds, annuities and brokerage services in its offices. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market.

     Franklin has one subsidiary, Madison Service Corporation ("Madison"). Madison was formed on February 22, 1972 by Franklin which owns 100% of its outstanding stock. At the present time, Madison's only activity is the servicing of a multi-family mortgage loan.

     DirectTeller was formed in 1989 by the Company and DataTech Services, Inc. to develop and market a voice response inquiry system to allow financial institution customers to access information about their accounts via the telephone and/or a facsimile machine. The inquiry system is installed at Intreive, a computer service bureau which specializes in financial institutions. The system is currently operational at 31 of Intrieve's clients in 18 states servicing approximately 650,000 accounts. The agreement with Intrieve gives DirectTeller a percentage of the profits generated by the inquiry system.

     Since the results of operations of Madison and DirectTeller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Consolidated Assets increased $2.5 million (1.2%) from $213.6 million at December 31, 1995 to $216.1 million at March 31, 1996, compared to a $1.9 million (1.0%) increase for the same period in 1995.

     Loan disbursements were $11.5 million during the current quarter compared to $4.2 million during the quarter ended March 31, 1995. During the current quarter loan sales were $200,000. At March 31, 1996, commitments to originate mortgage loans or purchase mortgage-backed securities were $1.5 million. At the same date, $4.0 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

     Liquid assets increased $917,000 during the three months ended March 31, 1996 to $28.4 million. As reflected in the Statements of Cash Flows, this increase is the result of $291,000 generated by operating activities and $2.01 million generated by financing activities less the $2.09 million used in investing activities. At March 31, 1996 liquid assets were 13.1% of total assets, which was above management's target of 8 %.

     The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 1996. During the current quarter, there have been no sales of investments or mortgage-backed securities. No securities are classified as trading.


                                                Amortized Market Unrealized
Unrealized
                                              Cost       Value    Gains   Losses
                                                      (in thousands)
 Available-for-sale
     Investment securities ..............    $19,544    $19,408    $110    $246
     Mortgage-backed securities .........    $17,587    $17,864    $283    $  6
Held-to-maturity
     Mortgage-backed securities .........    $21,708    $21,114    $  0    $594

     At March 31, 1996 savings deposits were $187.2 million compared to $184.6 million at December 31, 1995. This is an increase of $2.6 million during the current quarter. During the three months ended March 31, 1996, core deposits (transaction and passbook savings accounts) increased $418,000. During the same period, short term certificates (two years or less) increased $6.7 million and certificates with original terms greater than two years decreased $4.5 million. Interest of $2.1 million was credited to accounts during the current quarter. After eliminating the effect of interest credited, savings increased $500,000 during the three months ended March 31, 1996.

     At March 31, 1996 borrowings consisted of $7.3 million in fixed-rate Federal Home Loan Bank advances at an average cost of 6.48%. All advances are being amortized monthly.

     At March 31, 1996, $1.3 million of assets were classified substandard, $360,000 classified loss and $2.3 million classified as special mention compared to $892,000 as substandard, $306,000 as loss and $2.3 million as special mention at December 31, 1995. Non-accruing and accruing loans delinquent ninety days or more were $1.0 million at both March 31, 1996 and December 31, 1995. At March 31, 1996 the Company had identified three multi-family loans with a carrying value of $169,000 as impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

     In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 1996.

                                                         (Dollars in Thousands)

                 Balance at beginning of period                  $947
                 Charge offs                                        0
                 Additions charged to operations                   21
                 Recoveries                                         0
                                                                 ----
                 Balance at end of period                        $968

     The Company continues to enjoy a strong net worth position. At March 31, 1996, net worth was $20.5 million, which is 9.5% of assets. At the same date, book value per share was $17.31 compared to $16.03 at March 31, 1995. The following table summarizes, as of March 31, 1996, the regulatory capital position of our subsidiary, Franklin.

Capital Standard        Actual    Required    Excess      Actual   Required  Excess
                                      (Dollars in Thousands)

Tangible ...........    $13,882    $3,213    $10,669        6.48%    1.50%    4.98%
Core ...............    $13,882    $6,427    $ 7,455        6.48%    3.00%    3.48%
Risk-based .........    $14,439    $7,767    $ 6,672       14.87%    8.00%    6.87%



     The deposit accounts of Franklin and other savings institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceed those paid by healthy commercial banks by approximately $0.235 per $100 in deposits. This premium disparity could have a negative competitive impact on Franklin Savings and other institutions in the SAIF.

     Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently that recapitalization plan provides for a special assessment of approximately $.85 to $0.90 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. This would likely increase BIF assessments by $0.02 to $0.025 per $100 in deposits. SAIF assessments would initially be set at the same level as BIF assessments and could never be reduced below that level. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer to the BIF.

     The last part of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1998. However, the SAIF recapitalization legislation currently provides for the elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. If the plan is enacted, Franklin would be regulated as a bank, and become subject to the more restrictive activity limits imposed on national banks. The Company would become a bank holding company, which would subject it to more restrictive activity limits imposed on bank holding companies and to capital requirements similar to those imposed on Franklin. In connection with the recapitalization plan, Congress has proposed tax legislation which would require the Company to recapture the post 1987 additions to its bad debt reserve and would be unable to utilize the percentage of taxable income method to compute its reserve in the future.

     Franklin had $174 million in deposits at March 31, 1995. If the special assessment is $.85 to $0.90 per $100 in deposits, Franklin will pay an additional assessment of $1.48 to $1.57 million during 1996. This assessment should be tax-deductible, but it will reduce earnings and capital. It is expected that quarterly SAIF assessments would be reduced to approximately $.06 to $.065 per $100 in deposits.

     No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, the Company can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of its being regulated as a bank holding company, Franklin being converted to a bank or the change in tax accounting for bad debt reserves until the legislation requiring such changes is enacted.


RESULTS OF OPERATIONS

     Net income remained constant at $305,000 ($0.25 per share) for the current quarter compared to $304,000 ($0.25 per share) for the same quarter in 1995.

     Net interest income, before provisions for loan losses, decreased to $1.41 million for the current quarter compared to $1.43 million during the same period in 1995. As the tables below illustrate, average interest-earning assets increased $12.4 million to $207.6 million during the quarter ended March 31, 1996 from $195.2 million for the year ended December 31, 1995. Average interest-bearing liabilities increased $10.9 million from $181.2 million for the year ended December 31, 1995 to $192.1 for the current quarter. Thus, average net interest-earning assets increased $1.5 million. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) decreased from 2.50% for the year ended December 31, 1995 to 2.34% for the current three month period. This decrease in the spread reflects an increase in the cost of funds from 4.95% for the year ended December 31, 1995 to 5.06% for the quarter ended March 31, 1996 and a decrease in the yield on interest-earning assets to 7.40% during the current quarter from 7.45% for the year ended December 31, 1995.

                                                     For the Three Months ended
                                                            March 31, 1996
                                                            Average
                                                          Outstanding      Yield/cost
                                                       ($ in thousands)

    Average interest-earning assets
     Loans ..........................................       $141,157          7.99%
     Mortgage-backed securities .....................         39,958          6.58%
     Investments ....................................         24,829          5.36%
     FHLB stock .....................................          1,654          7.01%
                                                               -----
       Total ........................................       $207,598          7.40%
                                                            --------
  Average interest-bearing liabilities
     Demand deposits ................................       $ 23,389          2.27%
     Savings accounts ...............................         24,648          2.71%
     Certificates ...................................        136,722          5.88%
     FHLB advances ..................................          7,341          6.48%
                                                               -----
       Total ........................................       $192,100          5.06%
                                                            --------
Net interest-earning assets .........................       $ 15,498          2.34%
                                                            ========


                                                          For the year ended
                                                            December 31, 1995
                                                            Average
                                                          Outstanding      Yield/cost
                                                        ($ in thousands)
  Average interest-earning assets
     Loans ..........................................       $134,910          8.07%
     Mortgage-backed securities .....................         36,664          6.19%
     Investments ....................................         22,019          5.82%
     FHLB stock .....................................          1,608          6.78%
                                                               -----
       Total ........................................       $195,201          7.45%
                                                            --------
  Average interest-bearing liabilities
     Demand deposits ................................       $ 23,950          2.45%
     Savings accounts ...............................         25,758          2.78%
     Certificates ...................................        128,988          5.82%
     FHLB advances ..................................          2,483          6.16%
                                                            --------
       Total ........................................       $181,179          4.95%
                                                            --------
Net interest-earning assets .........................       $ 14,022          2.50%
                                                            ========

     Noninterest income for the quarter ended March 31, 1996 was $126,000 compared to $88,000 for the same quarter in 1995. The increase in income when comparing the two periods is the result of increased loan fees due to the increase in loan disbursements, Madison Service Corporation income and profits on the sale of loans.

     Noninterest expenses were $1.06 million for the current quarter compared to $1.04 million for the three months ended March 31, 1995. As a percentage of average assets, this is 1.98% for the current quarter compared to 2.16% for the first quarter of 1995.

     During 1995 the Board of Directors decided to terminate the Company's defined benefit pension plan effective February 15, 1996. The settlement of the vested benefit obligation, by lump sum payments to all covered employees, is expected to be completed late in 1996 or early in 1997. The Company expects to recognize a settlement loss of approximately $571,000 when the plan's obligation is settled. The Company anticipates that it will most likely replace the terminated plan with a defined contribution plan.

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

            None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


Item 5.  OTHER INFORMATION

            A.  Press Release Dated March 26, 1996
            B.  Press Release Dated March 27, 1996
            C.  Press Release Dated April 11, 1996
            D. May 2, 1996 announcement that the Company intends to repurchase up to 5% of its outstanding shares in the open market.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            None

THE FRANKLIN SAVINGS & LOAN COMPANY
401 East Court Street, Cincinnati, Ohio  45202
(513) 721-0808

      and

SUBURBAN FEDERAL SAVINGS BANK
10869 Montgomery Road
Cincinnati, Ohio  45242-3367


                                 PRESS RELEASE

                                                         For Immediate Release

March 26, 1996

Contact:    Thomas H. Siemers, President
            The Franklin Savings & Loan Company - (513) 721-0808

            Joseph Hutchinson, President
            Suburban Federal Savings Bank - (513) 489-4888


                     FRANKLIN SAVINGS TO ACQUIRE DOWNTOWN
                         DEPOSITS OF SUBURBAN FEDERAL

The Franklin Savings & Loan Company, Cincinnati, Ohio, the wholly owned subsidiary of First Franklin Corporation (Nasdaq: FFHS), and Suburban Federal Savings Bank, Cincinnati, Ohio, the wholly owned subsidiary of Suburban Bancorporation, Inc. (Nasdaq: SBCN), announced today that they have entered into a definitive agreement pursuant to which Suburban Federal will transfer to Franklin Savings the deposits currently maintained by Suburban Federal at its downtown branch located at 600 Vine Street. After the effective date of this transfer of deposits, the transferred accounts will be serviced by Franklin's downtown branch located at 45 East Fourth Street, in the Dixie Terminal Building, and Suburban Federal will discontinue deposit operations at its downtown branch.

Under the terms of the agreement, loans secured by the transferred deposits also will be transferred to Franklin Savings' downtown branch. The deposit transfer is subject to regulatory approval. Franklin Savings and Suburban Federal expect the transfer of deposits to occur on or about June 1, 1996. Depositors with accounts being transferred from Suburban Federal to Franklin Savings will be notified about the actual date of transfer.

March 27, 1996



FOR IMMEDIATE RELEASE

CONTACT:  Thomas H. Siemers
          President and CEO
          721-0808


Thomas H. Siemers, President and CEO of First Franklin Corporation, has announced that the Board of Directors has declared a dividend of $0.07 per share for the first quarter of 1996. This is the thirtieth straight quarterly dividend declared by the Board. The quarterly dividend will be payable on April 15, 1996 to shareholders of record as of April 5.

First Franklin is the parent organization of Franklin Savings, which has seven offices in Greater Cincinnati.

April 11, 1996



FOR IMMEDIATE RELEASE

CONTACT:  Thomas H. Siemers
          President and CEO
          721-0808


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio announced today earnings of $305,000 ($.25 per share) for the first quarter of 1996. This compares to earnings of $304,000 ($.25 per share) for the same period last year.

First Franklin conducts its business through its subsidiary Franklin Savings, with seven full service offices located in Hamilton County, Ohio.

May 2, 1996

For Immediate Release

Contact:   Thomas H. Siemers
           President and CEO
           at (513) 721-0808







                  FIRST FRANKLIN CORPORATION ANNOUNCES STOCK
                              REPURCHASE PROGRAM

     Cincinnati, Ohio, May 2, 1996 -- First Franklin Corporation announced its intention today to repurchase up to 5% of its outstanding shares in the open market. The shares will be purchased at prevailing market prices from time to time over the next year depending upon market conditions and other considerations. The repurchased shares will be held as Treasury stock, making them available for general corporate purposes including insurance in connection with the exercise of stock options.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FIRST FRANKLIN CORPORATION


                           Daniel T. Voelpel
                           ____________________________________
                           Daniel T. Voelpel
                           Vice President and
                           Chief Financial Officer



Date: May 8, 1996