Form 10QSB
period 1996-06-30
FIRST FRANKLIN CORP
filed 1996-08-05
CIK 742161

Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended June 30,1996

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

                           Yes  [X]     NO  [ ]


     As of June 30,1996, there were issued and outstanding 1,165,318 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
                           Yes  [ ]     NO  [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                      Page No.


Part I   Financial Information

Item 1.  Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995 ............................ 3

         Consolidated Statements of Operations and Retained
         Earnings - Three and Six Month Periods ended
         June 30, 1996 and 1995 ......................................... 4

         Consolidated Statements of Cash Flows -
         Six Month Periods ended June 30,1996
         and 1995 ....................................................... 6

         Notes to Consolidated Financial Statements ..................... 8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................... 9


Part II  Other Information ............................................. 16

Item 5.  Press Release Dated June 26, 1996 ............................. 17
         Press Release Dated July 11, 1996 ............................. 18

Signatures

Part I - Item 1.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                            June 30, 1996      Dec 31, 1995
                                                            -------------      ------------
                                                             (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $839 and $5,895 at 6/30/96
  and 12/31/95, respectively                                   $2,328              $8,653
Investment securities
  Available-for-sale, at market value
     (amortized cost of $20,551 and $18,839, respectively)     20,294              18,762
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $20,722 and $18,701, respectively)     20,860              18,964
  Held-to-maturity, at amortized cost
    (market value of $20,068 and 22,051, respectively)         21,133              22,258
Loans receivable, net                                         145,703             139,419
Real estate owned, net                                            188                   0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                        1,690               1,650
Accrued interest receivable                                     1,320               1,252
Property and equipment, net                                     1,625                 908
Other assets                                                    1,367               1,729
                                                             --------            --------
                                                             $216,508            $213,595
                                                             ========            ========
     LIABILITIES
Savings accounts                                             $188,336            $184,574
Borrowings                                                      7,235               7,393
Advances by borrowers for taxes
  and insurance                                                   435               1,207
Other liabilities                                                 215                 113
                                                             --------            --------
     Total liabilities                                        196,221             193,287
                                                             --------            --------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 1,278,396
   shares issued at 6/30/96 and 1,270,164
   at 12/31/95                                                     13                  13
Additional paid in capital                                      5,879               5,838
Treasury stock, at cost- 113,078 shares at
 6/30/96 and 91,878 at 12/31/95                                  (761)               (442)
Unrealized (loss) gain on available-for-sale securities,
   net of (benefit) taxes of $(41) at 6/30/96 and
   $63 at 12/31/95                                                (79)                122
Retained earnings, substantially restricted                    15,235              14,777
                                                             --------            --------
     Total stockholders' equity                                20,287              20,308
                                                             --------            --------
                                                             $216,508            $213,595
                                                             ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                                     -3-


                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (Dollars in Thousands)


                                                    For The Three Months Ended          For The Six Months Ended
                                                 June 30, 1996     June 30, 1995     June 30, 1996    June 30, 1995
                                                 -------------     -------------     -------------    -------------
                                                          (Unaudited)                         (Unaudited)

Interest income:
  Loans receivable ..........................       $2,863            $2,685            $5,683            $5,336
  Mortgage-backed securities ................          647               541             1,304             1,071
  Investment securities .....................          355               331               717               606
                                                    ------            ------            ------            ------
                                                     3,865             3,557             7,704             7,013
                                                    ------            ------            ------            ------
Interest expense:
  Savings accounts ..........................        2,286             2,158             4,595             4,170
  Borrowings ................................          117                10               236                28
                                                    ------            ------            ------            ------
                                                     2,403             2,168             4,831             4,198
                                                    ------            ------            ------            ------

     Net interest income ....................        1,462             1,389             2,873             2,815

Provision for loan losses ...................           20                 0                41                15
                                                    ------            ------            ------            ------
     Net interest income after
       provision for loan losses ............        1,442             1,389             2,832             2,800
                                                    ------            ------            ------            ------
Noninterest income:
  Gain on loans sold ........................            2                 1                15                 3
  Service fees on NOW accounts ..............           54                53               102               104
  Other income ..............................           42                28               107                63
                                                    ------            ------            ------            ------
                                                        98                82               224               170
                                                    ------            ------            ------            ------
Noninterest expenses:
  Salaries and employee benefits ............          425               423               834               839
  Occupancy expense .........................          157               145               299               292
  Federal insurance premiums ................          107               100               212               200
  Service bureau expense ....................           72                64               141               130
  Other expenses ............................          286               272               621               587
                                                    ------            ------            ------            ------
                                                     1,047             1,004             2,107             2,048
                                                    ------            ------            ------            ------

Income before federal income taxes ..........          493               467               949               922

Provision for federal income taxes ..........          163               152               314               303
                                                    ------            ------            ------            ------

     Net Income .............................       $  330            $  315            $  635            $  619
                                                    ======            ======            ======            ======

                                   continued

The accompanying notes are an integral part of the consolidated financial statements.



                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS, CONTINUED
                 (Dollars in Thousands Except per Share Data)

                                                    For The Three Months Ended          For The Six Months Ended
                                                 June 30, 1996     June 30, 1995     June 30, 1996    June 30, 1995
                                                 -------------     -------------     -------------    -------------
                                                          (Unaudited)                         (Unaudited)

RETAINED EARNINGS-BEGINNING OF PERIOD              $14,999           $14,027           $14,777           $13,805
  Net income                                           330               315               635               619
  Less: dividends declared                             (94)              (83)             (177)             (165)
                                                       ---               ---              ----              ----
RETAINED EARNINGS-END OF PERIOD                    $15,235           $14,259           $15,235           $14,259
                                                   =======           =======           =======           =======

EARNINGS PER COMMON SHARE (in dollars)               $0.27             $0.25             $0.52             $0.50
                                                     =====             =====             =====             =====

DIVIDENDS DECLARED PER
 COMMON SHARE (in dollars)                           $0.08             $0.07             $0.15             $0.14
                                                     =====             =====             =====             =====

The accompanying notes are an integral part of the consolidated financial statements.



                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                For The Six Months Ended
                                                            June 30, 1996       June 30, 1995
                                                            -------------       -------------
                                                                      (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                       $635                $619

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                     41                  15
     Depreciation and amortization                                108                 101
     FHLB stock dividend                                          (58)                (52)
     Increase in accrued interest receivable                      (68)                (81)
     Increase in other assets                                    (418)               (135)
     Increase (decrease) in other liabilities                     102                (228)
     Other, net                                                  (286)               (415)
     Loans sold                                                 1,073                 287
     Disbursements on loans originated for sale                  (873)               (287)
                                                                 ----                ----
Net cash provided by (used in) operating activities               256                (176)
                                                                  ---                ----

Cash provided by (used in) investing activities:
  Loan principal reductions                                    14,828              13,022
  Disbursements on mortgage and other
     loans purchased or originated for investment             (21,176)            (11,610)
  Repayments on mortgage-backed
     securities                                                 3,029               1,661
  Purchase of available-for-sale mortgage-backed securities    (3,947)
  Purchase of available-for-sale investment securities         (4,199)
  Proceeds from the maturity of available-for-sale
    investment securities                                       2,500
  Sale of Federal Home Loan Bank stock                             17                 109
  Capital expenditures                                            (10)                (35)
                                                                  ---                 ---
Net cash (used in) provided by investing activities            (8,958)              3,147
                                                               ------               -----


                                   continued

The accompanying notes are an integral part of the consolidated financial statements.



                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                            (Dollars in Thousands)

                                                       For The Six Months Ended
                                                    June 30, 1996    June 30, 1995
                                                    -------------    -------------
                                                             (Unaudited)
Cash provided by (used in) financing activities:
  Net decrease in passbook accounts
    and demand deposits ..........................        (1,276)        (6,973)
  Proceeds from sales of certificates
    of deposit ...................................        28,146         38,596
  Payments for maturing certificates
    of deposit ...................................       (28,408)       (25,140)
  Purchase of deposit accounts ...................         5,300
  Repayment of borrowed money ....................          (158)          (132)
  Decrease in advances by borrowers
     for taxes and insurance .....................          (772)          (713)
  Purchase of treasury stock .....................          (319)
  Proceeds from sale of common stock .............            41             61
  Payment of dividends ...........................          (177)          (165)
                                                            ----           ----
Net cash provided by financing activities ........         2,377          5,534
                                                           -----          -----

Net increase in cash .............................      ($ 6,325)      $  8,505
Cash at beginning of period ......................         8,653          2,883
                                                           -----          -----
CASH AT END OF PERIOD ............................      $  2,328       $ 11,388
                                                        ========       ========


The accompanying notes are an integral part of the consolidated financial statements.


                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30,1996 are not necessarily indicative of the results that may be expected for the full year. The December 31,1995 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

     Effective January 1, 1996 the Company was required to adopt the following accounting standards; Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed", SFAS No. 122 "Accounting for Mortgage Servicing
Rights", and SFAS No. 123 "Accounting for Stock Based Compensation". The adoption of these new accounting standards did not have a significant impact on the Company's Consolidated Statement of Operations for the three and six month periods ended June 30, 1996.

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

     Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a wide range of consumer banking services, including mortgage loans, credit cards, checking accounts, auto loans, savings and certificate accounts, automated teller machines and a voice response telephone inquiry system. Franklin initiated a program in 1995, through a third party provider, to give its customers access to mutual funds, annuities and brokerage services in its offices. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Consolidated Assets increased $2.9 million (1.4%) from $213.6 million at December 31, 1995 to $216.5 million at June 30, 1996, compared to a $7.2 million (3.7%) increase for the same period in 1995.

     Loan disbursements were $22.0 million during the current six month period compared to $11.9 million during the six months ended June 30,1995. Disbursements during the Second Quarter 1996 were $10.5 million compared to $7.7 million during the same quarter in 1995. During the current six month period loan sales were $1.1 million. At June 30,1996, commitments to originate mortgage loans or purchase mortgage-backed securities were $1.5 million. At the same date, $4.1 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

     Liquid assets decreased $4.8 million during the six months ended June 30,1996 to $22.6 million. As reflected in the Statements of Cash Flows, this decrease is the result of $250,000 generated by operating activities and $2.38 million generated by financing activities less the $8.96 million used in investing activities. At June 30,1996 liquid assets were 10.4% of total assets, which was above management's target of 8 %.

     The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30,1996. During the current six month period, there have been no sales of investments or mortgage-backed securities. No securities are classified as trading.

                                           Amortized      Market     Unrealized     Unrealized
                                              Cost        Value         Gains         Losses
                                                      (in thousands)

 Available-for-sale
     Investment securities .............    $20,551      $20,294         $ 71          $  328
     Mortgage-backed securities ........    $20,722      $20,860         $175          $   37
Held-to-maturity
     Mortgage-backed securities ........    $21,133      $20,068         $  0          $1,065



     At June 30,1996 savings deposits were $188.3 million compared to $184.6 million at December 31,1995. This is an increase of $3.7 million during the current six month period and $1.1 million during the quarter ended June 30, 1996. During the current quarter the Company assumed, in exchange for $5.1 million in cash, $5.3 million in deposits from Suburban Federal Savings Bank at a premium of 4%. During the six months ended June 30,1996, core deposits (transaction and passbook savings accounts) increased $240,000, short term certificates (two years or less) increased $8.8 million and certificates with original terms greater than two years decreased $5.3 million. Interest of $2.1 million for the quarter and $4.2 million for the six month period was credited to accounts. After eliminating the effect of interest credited and the assumption of the deposit accounts, savings decreased $6.3 million during the three month period and $5.8 million during the six months ended June 30,1996.

     At June 30,1996 borrowings consisted of $7.2 million in fixed-rate Federal Home Loan Bank advances at an average cost of 6.45%. All advances are being amortized monthly.

     At June 30,1996, $1.4 million of assets were classified substandard, $355,000 classified loss and $2.7 million classified as special mention compared to $892,000 as substandard, $306,000 as loss and $2.3 million as special mention at December 31,1995. Non-accruing and accruing loans delinquent ninety days or more were $563,000 at June 30,1996 compared to $1.0 million at December 31,1995. At June 30,1996 the Company had identified three multi-family loans with a carrying value of $169,000 as impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

     In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. The following table shows the activity that has occurred on loss reserves during the six months ended June 30,1996.


                                             (Dollars in Thousands)
        Balance at beginning of period               $947
        Charge offs                                    14
        Additions charged to operations                41
        Recoveries                                      0
                                                     ----
        Balance at end of period                     $974

     First Franklin continues to enjoy a strong net worth position. At June 30,1996, tangible net worth was $20.1 million, which is 9.3% of assets. At the same date, tangible book value per share was $17.23 compared to $16.67 at June 30,1995. The following table summarizes, as of June 30,1996, the regulatory capital position of our subsidiary, Franklin Savings.


Capital Standard           Actual    Required     Excess    Actual    Required    Excess
                              (Dollars in Thousands)

Tangible ............     $13,675     $3,180     $10,495     6.45%      1.50%      4.95%
Core ................     $13,675     $6,361     $ 7,314     6.45%      3.00%      3.45%
Risk-based ..........     $14,293     $7,537     $ 6,756    15.17%      8.00%      7.17%


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

     Franklin had $174 million in deposits at March 31, 1995. If the special assessment is $.85 to $0.90 per $100 in deposits, Franklin will incur an assessment of $1.48 to $1.57 million. This assessment should be tax-deductible, but it will reduce earnings and capital. It is expected that quarterly SAIF assessments would be reduced to approximately $.06 to $.065 per $100 in deposits.

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


RESULTS OF OPERATIONS

     Net income increased 4.8% to $330,000 ($0.27 per share) for the three months ended June 30, 1996 from $315,000 ($0.25 per share) for the same quarter in 1995. During the current six month period, net income increased 2.6% to $635,000 ($0.52 per share) from $619,000 ($0.50 per share) for the six months ended June 30, 1995.

     Net interest income, before provisions for loan losses, was $1.46 million for the current quarter and $2.87 million for the first six months of 1996 compared to $1.39 million and $2.82 million, respectively, for the same periods in 1995. As the tables below illustrate, average interest-earning assets increased $13.2 million to $208.4 million during the six months ended June 30,1996 from $195.2 million for the year ended December 31,1995. Average interest-bearing liabilities increased $11.4 million from $181.2 million for the year ended December 31,1995 to $192.6 for the current six month period. Thus, average net interest-earning assets increased $1.8 million. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) decreased from 2.50% for the year ended December 31,1995 to 2.37% for the current six month period. This decrease in the spread reflects an increase in the cost of funds from 4.95% for the year ended December 31,1995 to 5.02% for the six months ended June 30,1996 and a decrease in the yield on interest-earning assets to 7.39% during the current six month period from 7.45% for the year ended December 31,1995.

                                          For the Six Months ended June 30,1996
                                                Average
                                              Outstanding      Yield/cost
                                           ($ in thousands)
    Average interest-earning assets
       Loans                                   $143,220          7.94%
       Mortgage-backed securities                39,814          6.55%
       Investments                               23,754          5.55%
       FHLB stock                                 1,662          6.98%
                                                  -----          ----
         Total                                 $208,450          7.39%
                                               --------          ----

    Average interest-bearing liabilities
       Demand deposits                          $23,480          2.24%
       Savings accounts                          24,926          2.72%
       Certificates                             136,861          5.84%
       FHLB advances                              7,301          6.46%
                                                  -----
         Total                                 $192,568          5.02%
                                               --------

  Net interest-earning assets                   $15,882          2.37%
                                                =======

                                         For the year ended December 31,1995
                                               Average
                                             Outstanding       Yield/cost
                                          ($ in thousands)
    Average interest-earning assets
       Loans                                   $134,910          8.07%
       Mortgage-backed securities                36,664          6.19%
       Investments                               22,019          5.82%
       FHLB stock                                 1,608          6.78%
                                                  -----
         Total                                 $195,201          7.45%
                                               --------

    Average interest-bearing liabilities
       Demand deposits                          $23,950          2.45%
       Savings accounts                          25,758          2.78%
       Certificates                             128,988          5.82%
       FHLB advances                              2,483          6.16%
                                                  -----
         Total                                 $181,179          4.95%
                                               --------

  Net interest-earning assets                   $14,022          2.50%
                                                =======

     Noninterest income was $98,000 for the quarter and $224,000 for the six months ended June 30,1996 compared to $82,000 for the same quarter in 1995 and $170,000 for the six months ended June 30, 1995. The increase in income when comparing the two periods is the result of increased loan fees due to the increase in loan disbursements, Madison Service Corporation income and profits on the sale of loans.

     Noninterest expenses were $1.05 million for the current quarter and $2.11 million for the current six month period compared to $1.0 million and $2.05 million for the three and six month periods ended June 30,1995. As a percentage of average assets, this is 1.97% for the current six month period compared to 2.09% for the first six months of 1995.

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

                None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

                None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Annual Meeting of Shareholders held on April 23, 1996, the following item was voted on by the shareholders.

                                                                Voting
                                                               Negative
                                                                  or
                                          Affirmative          Withheld       Abstentions
 Election of the following director
     John L. Nolting                       1,003,190            45,910


Item 5.  OTHER INFORMATION

               A.  Press Release Dated June 26, 1996


                          First Franklin Corporation
                            401 East Court Street
        P.O. Box 85350 / Cincinnati, Ohio 45201-5350 / (513) 721-1031


June 26, 1996


FOR IMMEDIATE RELEASE

CONTACT:  Thomas H. Siemers
          President and CEO
          721-0808


         Thomas H. Siemers, President and CEO of First Franklin Corporation, has announced that the Board of Directors has declared a dividend of $0.08 per share for the second quarter of 1996. This represents an increase from the $0.07 quarterly dividend previously paid by First Franklin. This is the thirty-first straight quarterly dividend declared by the Board. The quarterly dividend will be payable on July 15, 1996 to shareholders of record as of July 5.

         First Franklin is the parent organization of Franklin Savings, which has seven offices in Greater Cincinnati.

               B.  Press Release Dated July 11, 1996


                          First Franklin Corporation
                            401 East Court Street
        P.O. Box 85350 / Cincinnati, Ohio 45201-5350 / (513) 721-1031



July 11, 1996


FOR IMMEDIATE RELEASE

CONTACT:  Thomas H. Siemers
          President and CEO
          721-0808

         First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio announced today earnings of $330,000 ($.27 per share) for the second quarter of 1996 and $635,000 ($.52 per share) for the first six months of the year. This compares to earnings of $315,000 ($.25 per share) for the second quarter of 1995 and $619,000 ($.50 per share) for the six months ended June 30, 1995 and earnings of $305,000 ($.25 per share) for the first quarter of 1996.

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



Date: August 1,1996