Form 10QSB
period 1996-09-30
FIRST FRANKLIN CORP
filed 1996-11-07
CIK 742161

Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the Transition Period

                        Commission File Number 0-16362

                          First Franklin Corporation
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                  31-1221029
-------------------------------                ----------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                Identification Number)

  4750 Ashwood Drive  Cincinnati, Ohio                 45241
----------------------------------------             ----------
(Address of Principal Executive Offices)             (Zip Code)

       Registrant's Telephone Number, including Area Code (513) 469-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                            Yes [X]         NO [ ]


As of September 30, 1996, there were issued and outstanding 1,158,434 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
                            Yes [ ]         NO [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                        Page No.
Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995 ........................ 3

          Consolidated Statements of Operations and Retained
          Earnings - Three and Nine Month Periods ended
          September 30, 1996 and 1995 ..................................... 4

          Consolidated Statements of Cash Flows -
          Nine Month Periods ended September 30, 1996
          and 1995 ........................................................ 6

          Notes to Consolidated Financial Statements ...................... 8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................. 9


Part II   Other Information .............................................. 15

Item 5.   Press Release Dated September 24, 1996 ......................... 16
          Press Release Dated October 11, 1996 ........................... 17


Signatures


Part I - Item 1.
                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                         Sept 30, 1996   Dec 31, 1995
                                                         -------------   ------------
                                                          (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $2,440 and $5,895 at 9/30/96
  and 12/31/95, respectively                                 $   2,463    $   8,653
Investment securities
  Available-for-sale, at market value
     (amortized cost of $20,051 and $18,839, respectively)      19,878       18,762
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $19,896 and $18,701, respectively)      20,101       18,964
  Held-to-maturity, at amortized cost
    (market value of $19,750 and $22,051, respectively)         20,547       22,258
Loans receivable, net                                          148,569      139,419
Real estate owned, net                                             245            0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                         1,720        1,650
Accrued interest receivable                                      1,412        1,252
Property and equipment, net                                      1,665          908
Other assets                                                     1,729        1,729
                                                             ---------    ---------
                                                             $ 218,329    $ 213,595
                                                             =========    =========

     LIABILITIES
Savings accounts                                             $ 189,269    $ 184,574
Borrowings                                                       7,154        7,393
Advances by borrowers for taxes
  and insurance                                                    644        1,207
Other liabilities                                                1,496          113
                                                             ---------    ---------
     Total liabilities                                         198,563      193,287
                                                             ---------    ---------

     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 1,280,012
   shares issued at 9/30/96 and 1,270,164
   at 12/31/95                                                      13           13
Additional paid in capital                                       5,887        5,838
Treasury stock, at cost- 121,578 shares at
   9/30/96 and 91,878 at 12/31/95                                 (886)        (442)
Unrealized gain on available-for-sale securities,
   net of taxes of $11 at 9/30/96 and
   $63 at 12/31/95                                                  20          122
Retained earnings, substantially restricted                     14,732       14,777
                                                             ---------    ---------
     Total stockholders' equity                                 19,766       20,308
                                                             ---------    ---------
                                                             $ 218,329    $ 213,595
                                                             =========    =========


The accompanying notes are an integral part of the consolidated financial statements.



                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (Dollars in Thousands)


                                       For The Three Months Ended       For The Nine Months Ended
                                      Sept 30, 1996    Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
                                      -------------    -------------   -------------   -------------
                                                (Unaudited)                      (Unaudited)

Interest income:
  Loans receivable                        $ 2,943         $ 2,730        $ 8,626        $ 8,066
  Mortgage-backed securities                  682             544          1,986          1,615
  Investment securities                       335             394          1,052          1,000
                                          -------         -------        -------        -------
                                            3,960           3,668         11,664         10,681
                                          -------         -------        -------        -------
Interest expense:
  Savings accounts                          2,349           2,299          6,944          6,469
  Borrowings                                  116              19            352             47
                                          -------         -------        -------        -------
                                            2,465           2,318          7,296          6,516
                                          -------         -------        -------        -------

     Net interest income                    1,495           1,350          4,368          4,165

Provision for loan losses                      31               5             72             20
                                          -------         -------        -------        -------
     Net interest income after
       provision for loan losses            1,464           1,345          4,296          4,145
                                          -------         -------        -------        -------
Noninterest income:
  Gain on loans sold                           21               5             36              7
  Service fees on NOW accounts                 55              51            157            155
  Other income                                 56              42            163            106
                                          -------         -------        -------        -------
                                              132              98            356            268
                                          -------         -------        -------        -------
Noninterest expenses:
  Salaries and employee benefits              437             408          1,271          1,247
  Occupancy expense                           160             142            459            434
  Federal insurance premiums                1,259             100          1,471            300
  Service bureau expense                       59              68            200            198
  Other expenses                              306             262            927            849
                                          -------         -------        -------        -------
                                            2,221             980          4,328          3,028
                                          -------         -------        -------        -------

Income before federal income taxes           (625)            463            324          1,385

Provision for federal income taxes           (215)            155             99            458
                                          -------         -------        -------        -------

     Net Income                           ($  410)        $   308        $   225        $   927
                                          =======         =======        =======        =======

                                   continued

The accompanying notes are an integral part of the consolidated financial statements.





                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS, CONTINUED
                 (Dollars in Thousands Except per Share Data)


                                        For The Three Months Ended       For The Nine Months Ended
                                      Sept 30, 1996    Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
                                      -------------    -------------   -------------   -------------
                                                (Unaudited)                      (Unaudited)


RETAINED EARNINGS-BEGINNING OF PERIOD    $ 15,235        $ 14,259       $ 14,777       $ 13,805
  Net income                                 (410)            308            225            927
  Less: dividends declared                    (93)            (82)          (270)          (247)
                                          -------         -------        -------        -------
RETAINED EARNINGS-END OF PERIOD          $ 14,732        $ 14,485       $ 14,732       $ 14,485
                                         ========        ========       ========       ========

EARNINGS PER COMMON SHARE (in dollars)   ($  0.34)       $   0.25       $   0.18       $   0.75
                                         ========        ========       ========       ========

DIVIDENDS DECLARED PER
 COMMON SHARE (in dollars)               $   0.08        $   0.07       $   0.23       $   0.21
                                         ========        ========       ========       ========


The accompanying notes are an integral part of the consolidated financial statements.




                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                          For The Nine Months Ended
                                                       Sept 30, 1996    Sept 30, 1995
                                                       -------------    -------------
                                                                 (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                 $    225    $    927

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                   72          20
     Depreciation and amortization                              121         149
     SAIF special assessment                                  1,150
     FHLB stock dividend                                        (87)        (80)
     Increase in accrued interest receivable                   (160)       (237)
     (Increase) decrease in other assets                       (780)        571
     Increase (decrease) in other liabilities                   233         (94)
     Other, net                                                (626)     (1,403)
      Loans sold                                              2,280         655
      Disbursements on loans originated for sale             (2,080)       (655)
                                                              -----       -----
Net cash provided by (used in) operating activities             348        (147)
                                                              -----       -----

Cash provided by (used in) investing activities:
  Loan principal reductions                                  23,296      20,414
  Disbursements on mortgage and other
     loans purchased or originated for investment           (32,425)    (22,892)
  Repayments on mortgage-backed
     securities                                               4,434       3,127
  Purchase of available-for-sale mortgage-backed
     securities                                              (3,947)       (500)
  Purchase of held-to-maturity mortgage-backed
     securities                                                          (5,101)
  Purchase of available-for-sale investment securities       (4,199)     (1,998)
  Proceeds from the maturity of available-for-sale
    investment securities                                     3,000         500
  Sale of Federal Home Loan Bank stock                           17         109
  Proceeds from the sale of real estate owned                   122         219
  Capital expenditures                                          (64)        (37)
                                                              -----       -----
Net cash used in investing activities                        (9,766)     (6,159)
                                                              -----       -----

                                   continued

The accompanying notes are an integral part of the consolidated financial statements.



                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                            (Dollars in Thousands)

                                                         For The Nine Months Ended
                                                       Sept 30, 1996    Sept 30, 1995
                                                       -------------    -------------
                                                                 (Unaudited)
Cash provided by (used in) financing activities:
  Net decrease in passbook accounts
    and demand deposits                                     (2,698)      (6,424)
  Proceeds from sales of certificates
    of deposit                                              46,048       57,455
  Payments for maturing certificates
    of deposit                                             (43,955)     (40,076)
  Purchase of deposit accounts                               5,300
  (Repayment of) proceeds from borrowed money                 (239)       4,861
  Decrease in advances by borrowers
     for taxes and insurance                                  (563)        (389)
  Purchase of treasury stock                                  (444)
  Exercise of stock options                                     49           61
  Payment of dividends                                        (270)        (247)
                                                          --------     --------
Net cash provided by financing activities                    3,228       15,241
                                                          --------     --------

Net increase in cash                                      ($ 6,190)    $  8,935
Cash at beginning of period                                  8,653        2,883
                                                          --------     --------
CASH AT END OF PERIOD                                      $ 2,463     $ 11,818
                                                          ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION


The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1995 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

Effective January 1, 1996 the Company was required to adopt the following accounting standards; Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed", SFAS No. 122 "Accounting for Mortgage Servicing
Rights", and SFAS No. 123 "Accounting for Stock Based Compensation". The adoption of these new accounting standards did not have a significant impact on the Company's Consolidated Statement of Operations for the three and nine month periods ended September 30, 1996.

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities",which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an organization recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 125 provides consistant standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122 and is effective for transactions occurring after December 31, 1996. Management does not expect the adoption of SFAS No. 125 to have a significant impact on the financial statements.

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

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company.The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market. Franklin operates seven banking offices in Hamilton
County, Ohio through which it offers a wide range of consumer banking services, including mortgage loans, credit cards, checking accounts, auto loans, savings and certificate accounts, automated teller machines and a voice response telephone inquiry system. Franklin initiated a program in 1995, through a third party provider, to give its customers access to mutual funds, annuities and brokerage services in its offices.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $4.7 million (2.2%) from $213.6 million at December 31, 1995 to $218.3 million at September 30, 1996, compared to a $17.3 million (9.0%) increase for the same period in 1995.

Loan disbursements were $34.5 million during the current nine month period compared to $23.5 million during the nine months ended September 30, 1995. This increase in loan disbursements has been funded by loan principal repayments, loan sales and deposits. Disbursements during the Third Quarter 1996 were $12.5 million compared to $11.5 million during the same quarter in 1995. During the current nine month period loan sales were $2.3 million. At September 30, 1996, commitments to originate mortgage loans were $1.1 million. At the same date, $3.5 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $5.1 million during the nine months ended September 30, 1996 to $22.3 million. As reflected in the Statements of Cash Flows, this decrease is the result of $348,000 generated by operating activities and $3.23 million generated by financing activities less the $9.77 million used in investing activities. At September 30, 1996 liquid assets were 10.2% of total assets, which was above management's target of 8 %.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 1996. During the current nine month period, there have been no sales of investments or mortgage-backed securities. No securities are classified as trading.



                                     Amortized     Market      Unrealized   Unrealized
                                       Cost         Value         Gains       Losses
                                               (in thousands)
 Available-for-sale
      Investment securities           $20,051     $19,878          $82         $255
      Mortgage-backed securities      $19,896     $20,101         $221          $16
 Held-to-maturity
      Mortgage-backed securities      $20,547     $19,750           $0         $797


At September 30, 1996 savings deposits were $189.3 million compared to $184.6 million at December 31, 1995. This is an increase of $4.7 million during the current nine month period and $1.0 million during the quarter ended September 30, 1996. During the Second Quarter 1996 the Company assumed, in exchange for $5.1 million in cash, $5.3 million in deposits from Suburban Federal Savings Bank at a premium of 4%. During the nine months ended September 30, 1996, core deposits (transaction and passbook savings accounts) decreased $1.2 million, short term certificates (two years or less) increased $13.7 million and certificates with original terms greater than two years decreased $7.8 million. Interest of $2.1 million for the quarter and $6.3 million for the nine month period was credited to accounts. After eliminating the effect of interest credited and the assumption of the deposit accounts, savings decreased $1.1 million during the three month period and $6.9 million during the nine months ended September 30, 1996.

At September 30, 1996 borrowings consisted of $7.2 million in fixed-rate Federal Home Loan Bank advances at an average cost of 6.44%. All advances are being amortized monthly.

At September 30, 1996, $1.4 million of assets were classified substandard, $347,000 classified loss and $3.0 million classified as special mention compared to $892,000 as substandard, $306,000 as loss and $2.3 million as special mention at December 31, 1995. Non-accruing and accruing loans delinquent ninety days or more were $558,000 at September 30, 1996 compared to $1.0 million at December 31, 1995. At September 30, 1996 the Company had identified three multi-family loans with a carrying value of $169,000 as impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.

In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 1996.



                                                       (In Thousands)
                 Balance at beginning of period             $947
                 Charge offs                                  31
                 Additions charged to operations              72
                 Recoveries                                    0
                                                            ----
                 Balance at end of period                   $988

First Franklin continues to enjoy a strong net worth position. At September 30, 1996, tangible net worth was $19.6 million, which is 9.0% of assets. At the same date, tangible book value per share was $16.89 compared to $16.84 at September 30, 1995. The following table summarizes, as of September 30, 1996, the regulatory capital position of our subsidiary, Franklin Savings.



Capital Standard         Actual   Required   Excess           Actual  Required   Excess
                           (Dollars in Thousands)

Tangible                $13,684    $3,206    $10,478           6.40%    1.50%    4.90%
Core                    $13,684    $6,411    $ 7,273           6.40%    3.00%    3.40%
Risk-based              $14,324    $7,919    $ 6,405          14.47%    8.00%    6.47%


On September 30, 1996 the President signed an omnibus appropriations package which included the recapitalization of the Savings Association Insurance Fund
(SAIF). All SAIF members will be required to pay a one-time assessment of 65.7 cents per $100 in deposits held on March 31, 1995. Franklin's special assessment will be approximately $1,150,000. The assessment was charged against earnings during the current quarter and is being carried as a payable until actually paid during the fourth quarter.Beginning January 1, 1997 SAIF members will be assessed a premium of 6.4 cents per $100 of deposits to cover the FICO obligation plus a regular insurance premium. At the present time the regular insurance premium for the lowest risk category, which applies to Franklin, is $2,000 per year. This will reduce the insurance premiums paid by Franklin from approximately $435,000 in 1996 to $120,000 in 1997. Other provisions of the appropriations package require the Treasury Department to provide Congress, by March 31, 1997, with a report on merging of the bank and thrift charters and merging the SAIF and Bank Insurance Fund (BIF) by January 1, 1999 provided that the bank and thrift charters have been merged by that date. It also requires BIF and SAIF members to begin sharing the FICO obligation on a pro-rata basis at the earlier of January 1, 2000 or when the BIF and SAIF funds are merged.


RESULTS OF OPERATIONS

Excluding the one time special assessment to recapitalize the SAIF discussed above, net income increased 13.3% to $349,000 ($0.29 per share) for the three months ended September 30, 1996 from $308,000 ($0.25 per share) for the same quarter in 1995. During the current nine month period, excluding the SAIF assessment, net income increased 6.1% to $984,000 ($0.81 per share) from $927,000 ($0.75 per share) for the nine months ended September 30, 1995. After recording the $1.15 million SAIF assessment, the Company had a net loss of $410,000 ($.34 per share) for the third quarter and a net profit of $225,000 ($.18 per share) for the nine months ended September 30, 1996.

Net interest income, before provision for loan losses, was $1.50 million for the current quarter and $4.37 million for the first nine months of 1996 compared to $1.35 million and $4.17 million, respectively, for the same periods in 1995. As the tables below illustrate, average interest-earning assets increased $14.8 million to $210.0 million during the nine months ended September 30, 1996 from $195.2 million for the year ended December 31, 1995. Average interest-bearing liabilities increased $12.9 million from $181.2 million for the year ended December 31, 1995 to $194.1 for the current nine month period. Thus, average net interest-earning assets increased $1.9 million. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) decreased from 2.50% for the year ended December 31, 1995 to 2.40% for the current nine month period. This decrease in the spread reflects an increase in the cost of funds from 4.95% for the year ended December 31, 1995 to 5.01% for the nine months ended September 30, 1996 and a decrease in the yield on interest-earning assets to 7.41% during the current nine month period from 7.45% for the year ended December 31, 1995.



                                    For the Nine Months ended September 30, 1996

                                             Average
                                           Outstanding        Yield/cost
                                     (Dollars in thousands)
  Average interest-earning assets
     Loans                                   $144,828           7.94%
     Mortgage-backed securities                40,172           6.59%
     Investments                               23,300           5.52%
     FHLB stock                                 1,675           6.93%
                                             --------
       Total                                 $209,975           7.41%
                                             --------
  Average interest-bearing liabilities
     Demand deposits                         $ 23,466           2.23%
     Savings accounts                          24,902           2.74%
     Certificates                             138,444           5.82%
     FHLB advances                              7,261           6.46%
                                             --------
       Total                                 $194,073           5.01%
                                             --------
Net interest-earning assets                  $ 15,902           2.40%
                                             --------

                                         For the year ended December 31, 1995

                                             Average
                                           Outstanding        Yield/cost
                                     (Dollars in thousands)

    Average interest-earning assets
       Loans                                 $134,910           8.07%
       Mortgage-backed securities              36,664           6.19%
       Investments                             22,019           5.82%
       FHLB stock                               1,608           6.78%
                                             --------
         Total                               $195,201           7.45%
                                             --------

    Average interest-bearing liabilities
       Demand deposits                        $23,950           2.45%
       Savings accounts                        25,758           2.78%
       Certificates                           128,988           5.82%
       FHLB advances                            2,483           6.16%
                                             --------
         Total                               $181,179           4.95%
                                             --------
  Net interest-earning assets                 $14,022           2.50%
                                             ========


Noninterest income was $132,000 for the quarter and $356,000 for the nine months ended September 30, 1996 compared to $98,000 for the same quarter in 1995 and $268,000 for the nine months ended September 30, 1995. The increase in income when comparing the two periods is the result of increased loan fees due to the increase in loan disbursements, Madison Service Corporation income and profits on the sale of loans.

Noninterest expenses were $2.22 million for the current quarter and $4.33 million for the current nine month period compared to $980,000 and $3.03 million for the three and nine month periods ended September 30, 1995. The $1.15 million SAIF assessment is included in the expenses for the quarter and nine month period. Excluding the SAIF assessment, noninterest expenses as a percentage of average assets, was 1.96% for the current nine month period compared to 2.03% for the first nine months of 1995.

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

          None


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


Item 5.   OTHER INFORMATION

          A.  Press Release Dated September 24, 1996
          B.  Press Release Dated October 11, 1996


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A. A Form 8-K/A dated September 27, 1996, was filed in October 1996, regarding a change in accountants.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FIRST FRANKLIN CORPORATION



                                     Daniel T. Voelpel
                                     ________________________________________
                                     Vice President and
                                     Chief Financial Officer


Date: November 1, 1996