Form 10KSB40
period 1996-12-31
FIRST FRANKLIN CORP
filed 1997-03-31
CIK 742161

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996
                                             -----------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from______________to___________________

                         Commission File Number: 0-16362
                                                 -------

                           FIRST FRANKLIN CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 31-1221029
    ------------------------------                  ----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification Number)

                   4750 Ashwood Drive, Cincinnati, Ohio 45241
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 469-5352
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
               ---------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
               ---------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $16.3 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on the Nasdaq National Market as of March 12, 1997, was $14.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,173,234 of the issuer's common shares were issued and outstanding on March 12, 1997.

          Documents Incorporated by Reference and Included as Exhibits:
     Part II of Form 10-KSB - Portions of 1996 Annual Report to Stockholders
            Part III of Form 10-KSB - Portions of Proxy Statement for
                      1997 Annual Meeting of Stockholders

Transitional Small Business Disclosure Format    Yes     No   X
                                                     ---     ---

                          Index to Exhibits on page 35

                                     PART I
                                     ------

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

         Congress is considering legislation to eliminate the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. As a result, the Company might become subject to a different form of holding company regulation, which may limit the activities in which it may engage and subject it to other additional regulatory requirements, including separate capital requirements. The Company cannot predict when or whether Congress may actually pass such legislation or whether such legislation will actually change the regulation and permissible activities of the Company. Although such legislation may change the activities in which the Company may engage, it is not anticipated that its current activities will be materially affected by those activity limits.

         The executive offices of the Company are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-5352.

THE FRANKLIN SAVINGS AND LOAN COMPANY

         Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and its seven branch offices in Hamilton County, Ohio. Franklin was originally chartered under the name Green Street Number 2 Loan and Building Company in 1883. At December 31, 1996, Franklin had approximately $216.9 million of assets, deposits of approximately $194.9 million and stockholders' equity of approximately $14.1 million.

         The principal business of Franklin is the acceptance of savings deposits from the general public and the origination of mortgage loans for the purpose of financing, refinancing or constructing one- to four-family owner occupied residential real estate. To a lesser extent, Franklin provides loans secured by multi-family real estate and nonresidential real estate and loans for consumer purposes.

         Accepting deposits and originating loans subjects Franklin to interest rate risk when there is a timing difference between the repricing or maturity of the deposits and the repricing or maturity of the loans. Franklin originates adjustable-rate mortgage loans ("ARMs") and purchases adjustable-rate mortgage-backed securities in order to reduce the gap between the effective maturities of its liabilities and assets.

         Franklin's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and operating expenses. The primary component of its net income is its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. The interest income and interest expense of Franklin change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin's control. The interest rates on specific assets and liabilities of Franklin will change or "reprice" in accordance with the contractual terms of the asset or liability instrument and in accordance with customer reaction to general economic trends. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect Franklin's income.

Moreover, rising interest rates tend to decrease loan demand in general, negatively affecting Franklin's income. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the portions of the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report") for additional information regarding this maturity or repricing timing difference and the impact of interest rates on Franklin's operating results.

         Franklin's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF") up to maximum levels permitted. Franklin is subject to examination and comprehensive regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), the OTS and the FDIC. Franklin is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System. Franklin is subject to regulations of the FRB with respect to reserves required to be maintained against certain deposits and other matters. See "Regulation."

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. As a result, Congress may eliminate the OTS, and Franklin may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Franklin may engage and would probably subject Franklin to more regulation by the FDIC. Franklin and the Company cannot predict when or whether Congress may actually pass legislation regarding Franklin's regulatory requirements or charter. Although such legislation may change the activities in which Franklin may engage, it is not anticipated that its current activities will be materially affected by those activity limits.

         Franklin's executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number at that address is (513) 469-8000.

LENDING ACTIVITIES

         GENERAL. The primary source of revenue to Franklin is interest and fee income from lending activities. The principal lending activity of Franklin is investing in conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes loans secured by multi-family residential and nonresidential real estate and consumer loans.

         Franklin's current lending strategy is to originate and sell fixed-rate loans, while retaining the servicing rights on such loans, and to originate adjustable-rate loans for retention in its own portfolio. When consumer demand for ARMs declines, Franklin purchases adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 1994 and 1995, demand for ARMs increased to levels which allowed Franklin to reduce its purchases of adjustable-rate mortgage-backed securities. During 1996, interest rates offered on fixed-rate loans declined from levels experienced during 1995, so demand for fixed-rate mortgage loans increased. Loan sales increased to $4.1 million during 1996 from $910,000 in 1995. The amount of loans held for sale at December 31, 1996, was less than one percent of Franklin's entire portfolio and, therefore, is not reported separately on the Company's balance sheet.

         During 1996, Franklin entered into an agreement with the Student Loan Funding Corporation to sell all student loans that are in the repayment stage. Loans totaling $842,000 were sold under that agreement in 1996 at a profit of $11,000.

         The following tables set forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security, and presents a reconciliation of total loans receivable before net items:


                                                                        At December 31,
                             ------------------------------------------------------------------------------------------------
                                            1996                             1995                             1994
                             ------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

                                    Amount      Percent              Amount       Percent            Amount           Percent
                                    ------      -------              ------       -------            ------           -------

Type of loan
------------
Loans secured by real estate:
   Residential                     $127,046        65.92%           $119,921        64.43%           $116,442          66.38%
   Nonresidential                    15,126         7.85              12,453         6.69              11,372           6.48
   Construction                       7,719         4.00               8,042         4.32               6,596           3.76
Consumer and other loans              4,120         2.14               4,738         2.55               4,862           2.78
                                 ----------    ---------          ----------     --------          ----------       --------

                                    154,011        79.91             145,154        77.99             139,272          79.40
                                   --------     --------            --------      -------            --------        -------

Loans held for sale                       -            -                   -            -                   -              -

Mortgage-backed securities
   Held to maturity                  19,622        10.18              22,258        11.96              14,583           8.32
   Available for sale                19,107         9.91              18,701        10.05              21,543          12.28
                                 ----------    ---------           ---------      -------          ----------        -------
                                     38,729        20.09              40,959        22.01              36,126          20.60
                                 ----------     --------           ---------      -------          ----------        -------
     Total loans receivable
       (before net items)          $192,740       100.00%           $186,113       100.00%           $175,398         100.00%
                                   ========       ======            ========       ======            ========         ======

Type of rate
------------
Fixed rate                        $  78,677        40.82%          $  70,551        37.91%          $  56,891          32.44%
Adjustable rate                     112,123        58.17             113,365        60.91             115,193          65.68
Passbook adjustable rate(1)           1,940         1.01               2,197         1.18               3,314           1.88
                                -----------     --------          ----------      -------          ----------       --------

     Total loans receivable
       (before net items)          $192,740       100.00%           $186,113       100.00%           $175,398         100.00%
                                   ========       ======            ========       ======            ========         ======

Type of security
----------------
Residential:
   Single family                   $154,136        79.97%           $149,019        80.07%           $139,581          79.58%
   2-4 family                         8,214         4.26               8,078         4.34               7,738           4.41
   Multi-family                       8,781         4.56               8,914         4.79               9,885           5.64
Nonresidential real estate           17,489         9.07              15,364         8.25              13,332           7.60
Student loans                           533          .28               1,210         0.65               1,182           0.67
Consumer and other loans              3,587         1.86               3,528         1.90               3,680           2.10
                                -----------     --------         -----------     --------          ----------      ---------

     Total loans receivable
       (before net items)          $192,740       100.00%           $186,113       100.00%           $175,398         100.00%
                                   ========       ======            ========       ======            ========         ======
----------------------------

(1) Loans have interest rates that adjust in accordance with the rates paid on Franklin's passbook savings accounts.

         The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:


                                                       At December 31,
                                         -----------------------------------------
                                            1996           1995             1994
                                         ----------     ----------       ---------
                                                      (In thousands)
Gross loans receivable and
   mortgage-backed securities
     (before net items)                  $ 192,740       $ 186,113       $ 175,398

Less:
   Loans in process                          2,708           4,171           2,933
   Deferred loan fees                          241             447             737
   Allowance for possible loan
     losses                                    929             947           1,256
   Unearned (expense) income                    (3)            170             175
   Unrealized (gain) loss on
     available for sale
     mortgage-backed securities               (395)           (263)            801
                                         ---------       ---------       ---------

     Total                                   3,480           5,472           5,902
                                         ---------       ---------       ---------

Loans receivable and
   mortgage-backed securities - net      $ 189,260       $ 180,641       $ 169,496
                                         =========       =========       =========



         The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change. Loans with interest rates tied to the interest rates of Franklin's passbook accounts are included as maturing during the period ending December 31, 1997.

                   One- to four-family
                       real estate        Other real estate     Mortgage-backed      Consumer and
                      mortgage loans       mortgage loans         securities          other loans          Total
                   -------------------    -----------------     ---------------     ----------------   ------------------
                              Weighted              Weighted            Weighted            Weighted             Weighted
                               average              average              average             average              average
                    Amount      rate      Amount      rate     Amount      rate     Amount     rate    Amount       rate
                    ------      ----      ------      ----     ------      ----     ------     ----    ------       ----
                                                           (Dollars in thousands)

Due during years
ending December 31:

1997               $50,733       7.39%   $11,317      8.53%   $17,386     6.93%     $2,146     7.68%  $81,582       7.46%
1998 and 1999       26,627       7.54      8,484      8.65        639     5.42         682     8.55    36,432       7.78
2000 and 2001        1,821       8.04      2,492      8.32      1,907     5.35         916     8.67     7,136       7.50
2002 to 2006         4,422       7.77      2,005      9.23      1,163     6.92         232     9.14     7,822       8.06
2007 to 2016        17,093       7.57        636      8.52      8,288     6.08         126     9.07    26,143       7.13
2017 and following  23,404       7.73        857      7.93      9,346     7.24          18     8.50    33,625       7.60
                  --------       ----   --------      ----   --------     ----     -------     ----  --------       ----
Total             $124,100       7.54%   $25,791      8.59%   $38,729     6.72%     $4,120     8.17% $192,740       7.53%
                  ========       ====    =======      ====    =======     =====     ======     ====  ========       ====


         As of December 31, 1996, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 1997 consisted of $37.2 million of adjustable-rate loans and $74.0 million of fixed-rate loans.

         The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                         Year ended December 31,
                                    --------------------------------
                                    1996          1995          1994
                                    ----          ----          ----
Loans originated:
   One- to four-family            $ 34,598      $ 27,994      $ 29,299
   Multi-family                      2,405           500           695
   Nonresidential                    1,047         2,335         1,165
   Land                                612           293            51
   Consumer                          2,718         2,482         2,505
                                  --------      --------      --------
    Total loans originated          41,380        33,604        33,715
                                  --------      --------      --------
Mortgage-backed securities
   purchased                         4,005        10,143         2,635
Loans purchased                      1,058           569            --
                                  --------      --------      --------
    Total loans originated
      and mortgage-backed
      securities and loans
      purchased                     46,443        44,316        36,350
                                  --------      --------      --------

Loans sold:
    One- to four-family              3,444           910         3,893
    Multi-family                       608            --            --
    Student                            842
Principal reductions and
   payoffs                          34,922        32,691        33,103
                                  --------      --------      --------
Increase (decrease) in loans
   receivable                        6,627        10,715          (646)
Increase (decrease) in net
   items                             1,992           430          (951)
                                  --------      --------      --------
Net increase (decrease) in
   loans receivable               $  8,619      $ 11,145      $ (1,597)
                                  ========      ========      ========


         In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. When loans are sold, Franklin typically retains the responsibility for servicing the loans. During 1996, Franklin sold approximately $4.1 in fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and other financial institutions. At December 31, 1996, Franklin serviced $54.3 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 1996 were $41.4 million, an increase of 23% above 1995 and 1994 levels. This increase in loan originations was the result of a favorable interest rate environment and a more aggressive loan origination strategy. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and -Liquidity" in the Annual Report.

         Loans are originated primarily in, and within 25 miles of, Cincinnati and come from various sources, including walk-in and existing customers, customer referrals, loan solicitors employed by Franklin, real estate agents and, to a lesser extent, loan brokers and builders. Loan applications are reviewed by salaried employees. Franklin's loan committee, comprised of at least two officers, one of whom must be the Chief Lending Officer, has the authority to approve real estate loans of up to $350,000. The President has the authority to approve loans in amounts of up to $1.0 million. Other loans must be approved by the Executive Committee or the Board of Directors. Real estate pledged to secure a loan is appraised by a designated appraiser.

         All mortgage loans originated by Franklin contain a "due-on-sale" clause providing that Franklin may declare the unpaid principal balance due and payable upon the sale or other transfer of the mortgaged property. Franklin enforces these due-on-sale clauses to the extent permitted by law, taking other business factors into consideration.

        FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower (the "Lending Limit") to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." An exception to the Lending Limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the Lending Limit on a case-by-case basis. In applying the Lending Limit, loans to certain related or affiliated borrowers are aggregated.

        Based on the 15% Lending Limit, Franklin was able to lend approximately $2.16 million to one borrower at December 31, 1996. Franklin had no outstanding loans in excess of such limit at December 31, 1996.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Franklin's lending program has been the origination of loans secured by one- to four-family residences. At December 31, 1996, $162.4 million, or 86.1%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in Southwestern Ohio.

         In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report. During 1996, as a result of declining interest rates, originations of ARMs decreased and originations of thirty-year and fifteen-year fixed-rate mortgage loans, most of which are eligible for sale in the secondary market, increased. Origination and retention of fixed-rate loans tends to increase Franklin's exposure to changes in interest rates but also increases interest income because of the higher yields on fixed-rate loans.

         Franklin currently offers one- to four-family residential ARMs with adjustment periods ranging from one to three years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 1996, ARMs (not including loans with interest rates tied to the rates paid on Franklin's passbook accounts) totaled $112.1 million.

         Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 1996, $1.6 million of Franklin's ARMs were delinquent thirty days or more. This represents 1.4% of all ARMs outstanding at that date, an increase of $100,000, or 6.7% from the prior year. See "- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

         When making a one- to four-family residential mortgage loan, Franklin evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Franklin generally makes loans on one- to four-family residential property in amounts of 80% or less of the appraised value thereof. Where loans are made in amounts which exceed 80% of the appraised value of the underlying real estate, Franklin's policy is to require private mortgage insurance on a portion of the loan.

         MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING. As of December 31, 1996, approximately $26.3 million, or 13.9%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of real estate loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Franklin does not generally require third party takeout commitments prior to originating loans on construction projects as it typically provides permanent financing on such projects.

         While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in three years or less. Loan fees on originated loans have generally been

1.0% of the original loan amount (plus expenses). At December 31, 1996, $24.7 million, or 93.9%, of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located within the State of Ohio or in locations within 25 miles of Cincinnati.

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

         Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 1996, one had a principal balance of more than $1.0 million and nine others had principal balances in excess of $500,000. At December 31, 1996, Franklin had six borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $8.8 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $2.0 million.

         Multi-family residential and nonresidential real estate loans are made at higher rates and for shorter terms than those generally obtainable for one- to four-family residential mortgage loans. Multi-family residential and nonresidential real estate lending, however, entails additional credit risk as compared to one- to four-family residential mortgage lending, and the borrower typically depends upon income generated by the collateral real estate project to cover operating expenses and debt service. Therefore, the payment experience on loans secured by income producing properties typically is dependent on the successful operation of the related project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Finally, because of the complexity of many multi-family residential and nonresidential real estate projects, it may be difficult to accurately assess the value of the underlying projects. For these and other reasons, many thrift institutions, including Franklin, could experience problems in certain of their investments in multi-family residential and nonresidential real estate loans. See "-Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

         Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 1996, Franklin's nonresidential mortgage loan portfolio was $17.5 million or 124.1% of its total capital.

         CONSUMER LENDING. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. At December 31, 1996, $4.1 million, or 2.1%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer loans. Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than such loans.

        MORTGAGE-BACKED SECURITIES. In recent years, Franklin has purchased mortgage-backed securities insured or guaranteed by government agencies at times when loan demand declines. Franklin intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At December 31, 1996, mortgage-backed securities totaled approximately $38.7 million, or 20.1% of total loans and mortgage-backed securities, of which $19.6 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin's balance sheet at cost. The market value of the $19.6 million in mortgage-backed securities designated as being held to maturity as of December 31, 1996, was $19.2 million. The remaining $19.1 million in mortgage-backed securities held at December 31, 1996, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

        Franklin maintains a significant portfolio of mortgage-backed pass-through securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle Franklin to receive a portion of the cash flows from an identified pool of mortgages and gives Franklin an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

        Franklin has also invested $478,000 in a collateralized mortgage obligation ("CMO"), which is secured by mortgages on multi-family apartment complexes. Although it can be used for hedging and investment, a CMO can expose investors to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." Franklin's CMO is not in such "high-risk" category.

        Mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or by the underlying collateral. Although CMOs and other mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such investments limits the usefulness of these investments for liquidity purposes.

        At December 31, 1996, Franklin had $21.6 million, or 55.8%, in fixed rate mortgage-backed securities. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin's earnings, particularly in a rising interest rate environment.

         At December 31, 1996, $17.1 million, or 44.2%, of Franklin's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. In addition, Franklin has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Franklin is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report.

         The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities at the dates indicated:


                                                       At December 31, 1996                        At December 31, 1995
                                           ------------------------------------------  -------------------------------------------
                                                                               (In thousands)
                                                        Gross      Gross                            Gross      Gross
                                           Amortized  unrealized unrealized Estimated  Amortized  unrealized unrealized  Estimated
                                             cost       gains      losses   fair value    cost       gains     losses   fair value
                                           ---------  ---------- ---------- ---------- ---------  ---------- ----------  ---------
Mortgaged-backed securities held to
   maturity:
   FHLMC participation                      $11,198    $     -    $   113    $11,085    $12,183    $    78    $    67    $12,194
   certificates
   FNMA participation                         7,946          -        260      7,686      9,044          -        208      8,836
   certificates
   CMOs                                         478          -          -        478      1,031          -         10      1,021
                                            -------    -------    -------    -------    -------    -------    -------    -------
                                            $19,622    $     -    $   373    $19,249    $22,258    $    78    $   285    $22,051
                                            =======    =======    =======    =======    =======    =======    =======    =======
Mortgage-backed securities available for
   sale:
   FHLMC participation                      $ 3,628    $    92    $     -    $ 3,720    $ 2,176    $    48    $     -    $ 2,224
   certificates
   FNMA participation                         5,909        113          8      6,014      7,540        104          5      7,639
   certificates
   GNMA participation                         9,570        199          -      9,769      8,985        116          -      9,101
                                            -------    -------    -------    -------    -------    -------    -------    -------
   certificates
                                            $19,107    $   404    $     8    $19,503    $18,701    $   268    $     5    $18,964
                                            =======    =======    =======    =======    =======    =======    =======    =======



         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at December 31, 1996 and 1995, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                            Amortized cost at            Amortized cost at
                                                           December 31, 1996             December 31, 1995
                                                           ------------------            -----------------
                                                                            (In thousands)

             Due within one year                                  $   272                      $     -
             Due after one through three years                        639                        1,673
             Due after three years through five years               1,907                        2,109
             Due after five years through ten years                 1,163                        1,843
             Due after ten years through twenty years               8,288                        8,232
             Due after twenty years                                26,460                       27,102
                                                                  -------                      -------
                                                                  $38,729                      $40,959
                                                                  =======                      =======

         NON-PERFORMING ASSETS, CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS. When a borrower fails to make a required payment on a loan, Franklin attempts to cause the delinquency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. In most cases, delinquencies are cured promptly. When deemed appropriate by management, Franklin institutes action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed, real property is sold at a public sale and may be purchased by Franklin.

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" and "doubtful". For the portion of assets classified as loss, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of the asset portfolio of an institution. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. At December 31, 1996, $1.4 of Franklin's loans and other assets were classified as "substandard," $344,000 were classified as "loss," no assets were classified as "doubtful" and $2.5 million were classified "special mention," for a total $4.3 million, or 2.9%, of Franklin's loans receivable (net) designated as classified or special mention assets.

         The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                         At December 31,
                                          ----------------------------------------------------------------------------
                                           1996             1995              1994             1993              1992
                                          ------           ------            ------           ------            ------
                                                                      (Dollars in thousands)

30-59 days                                $2,551           $1,010            $  889           $1,238            $3,645
60-89 days                                   699              902               392            1,212             1,355
90 days and over                             694            1,017             1,128            2,005             2,269
                                          ------           ------            ------           ------            ------
  Total                                   $3,944           $2,929            $2,409           $4,455            $7,269
                                          ======           ======            ======           ======            ======


         The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Under that standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 1996, the Company had not identified any loans as impaired.

         The following table sets forth the amounts of Franklin's non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more, repossessed assets and renegotiated loans. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one- to four-family residential mortgage loans, are placed on non-accrual status when the uncollected interest becomes greater than ninety days past due. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets include assets acquired in settlement of loans. All loan amounts reported do not reflect any specific valuation allowances which have been established.

                                                  At December 31,
                                 ------------------------------------------------
                                               (Dollars in thousands)
                                 1996       1995       1994       1993       1992
                                 ----       ----       ----       ----       ----
Non-accruing loans:
  Residential real estate       $  154     $  368     $  383     $  945     $1,167
  Nonresidential real estate        --         --        138        611        344
  Consumer                         214        204        354        173        369
                                ------     ------     ------     ------     ------
   Total                           368        572        875      1,729      1,880
                                ------     ------     ------     ------     ------
   Total as a percentage of
     total assets                 0.17%      0.27%      0.45%      0.87%      0.90%

Accruing loans delinquent
  more than 90 days:
  Residential real estate          325        422        243        273        510
  Nonresidential real estate        --         --         --         --         --
  Consumer                          --         23         10          3         60
                                ------     ------     ------     ------     ------
   Total                           325        445        253        276        570
                                ------     ------     ------     ------     ------
   Total as a percentage of
     total assets                 0.15%      0.21%      0.13%      0.14%      0.27%

Repossessed assets:
  Residential real estate          233         --         --         54         --
  Nonresidential real estate        --         --         --        435        435
                                ------     ------     ------     ------     ------
   Total                           233         --         --        489        435
                                ------     ------     ------     ------     ------
   Total as a percentage of
     total assets                 0.10%        --         --       0.25%      0.21%

Renegotiated loans                 321        355      1,047      1,113      1,455
                                ------     ------     ------     ------     ------


Total non-performing
  assets                        $1,247     $1,372     $2,175     $3,607     $4,340
                                ======     ======     ======     ======     ======
Total non-performing assets
  as a percentage
  of total assets                 0.56%      0.64%      1.13%      1.81%      2.07%
                                ======     ======     ======     ======     ======

Other loans of concern:
  Residential real estate       $  224     $  888     $  587     $  411     $1,190
  Nonresidential real estate       355        389         --         --         61
  Consumer                           2          9         12          1         23
                                ------     ------     ------     ------     ------
   Total                        $  581     $1,286     $  599     $  412     $1,274
                                ======     ======     ======     ======     ======
   Total as a percentage of
     total assets                 0.26%      0.60%      0.31%      0.21%      0.61%
                                ======     ======     ======     ======     ======

Unallocated allowance for
  loan losses                   $  557     $  525     $  599     $  595     $  350
                                ======     ======     ======     ======     ======

Total allowance for loan
  losses                        $  929     $  947     $1,256     $1,248     $1,346
                                ======     ======     ======     ======     ======


         For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $16,000. The amount which was included in interest income on such loans was $23,000 for the year ended December 31, 1996.

         As of December 31, 1996, except for other loans of concern discussed herein, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         As of December 31, 1996, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

         Franklin's non-accruing loans at December 31, 1996, consisted of three one- to four-family residential loans with an aggregate book value of $154,000 and twenty consumer loans with an aggregate book value of $214,000. At December 31, 1996, accruing loans delinquent more than 90 days consisted of ten loans totaling $325,000 secured by one- to four-family residential real estate.

         Renegotiated loans consisted of a $320,000 interest in a $1.63 million loan, after the reduction described below, secured by a 50-unit motel located in Cincinnati, Ohio. The borrower has personally guaranteed $100,000 of this loan. During 1991, the contractual balance on this loan was reduced by $1.2 million because the property would not support the higher loan amount. At the time of this reduction the interest rate was increased from 7.50% to 10% and the term of the loan shortened from July 1, 2017 to September 1, 1996, with one three-year extension, which has been made. As of December 31, 1996, loss reserves of $163,000 had been established against this loan resulting in a net book value of $157,000.

         Other loans of concern at December 31, 1996, included eight loans totaling $224,000 secured by one- to four-family residential real estate, one commercial loan of $355,000 and one consumer loan totaling $2,000.

         It is management's policy to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines that losses are expected to be incurred on the underlying properties. In establishing such loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin's loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 1996, Franklin had $929,000 of such allowances, $372,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and -Results of Operations" in the Annual Report.

         The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                          Year ended December 31,
                                       -------------------------------------------------------------
                                       1996          1995          1994          1993           1992
                                       ----          ----          ----          ----           ----
                                                          (Dollar in thousands)

Balance at beginning of period        $  947        $1,256        $1,279        $1,345        $2,195

Charge-offs:
  One- to four-family                     31           161            67            28            60
  Multi-family                            16            --            --           334            --
  Nonresidential real estate              --            --            19            --         1,198
  Consumer                                11           178            --            30            19
                                      ------        ------        ------        ------        ------
    Total charge-offs                     58           339            86           392         1,277
                                      ------        ------        ------        ------        ------

Recoveries:
  One- to four-family                     --            --             1            --            --
  Multi-family                            --            --            --            --            --
  Nonresidential real estate              --            --            --            --            17
  Consumer                                --            --            --             1            --
                                      ------        ------        ------        ------        ------
    Total recoveries                      --            --             1             1            17
                                      ------        ------        ------        ------        ------

Net charge-offs                           58           339            85           391         1,260
Additions charged to operations           92            30            62           325           410
                                      ------        ------        ------        ------        ------
Balance at end of period              $  981        $  947        $1,256        $1,279        $1,345
                                      ======        ======        ======        ======        ======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period         0.04%         0.25%         0.06%         0.28%         0.82%
                                      ======        ======        ======        ======        ======

Ratio of net charge-offs during
  the period to average non-
  performing assets                     4.52%        19.11%         2.94%         9.84%        26.76%
                                      ======        ======        ======        ======        ======


         Repossessed assets, at the end of 1996, consisted of four properties, all of which are located in southwestern Ohio. A single family home with an estimated fair value of $54,000, a four-family property with an estimated fair value of $42,000, a multi-family property being carried at an estimated fair value of $85,000 and a vacant lot with an estimated fair value of $1.00.

         The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:



                                                                      At December 31,
                          --------------------------------------------------------------------------------------------------------
                                  1996                 1995                 1994                 1993                1992
                          -------------------- --------------------  -------------------  -------------------- -------------------

                                   Percent of           Percent of           Percent of           Percent of           Percent of
                                 loans in each        loans in each        loans in each         loans in each        loans in each
                                    category             category             category             category             category
                          Amount    to total   Amount    to total    Amount   to total    Amount   to total    Amount   to total
                                     loans                loans                loans                loans                loans
                                                                     (Dollars in thousands)
Loan(s):
   One- to four-family        --     84.23%    $   14     84.41%    $   31     83.99%    $   12     83.34%    $   30     83.17%
   Multi-family              115      4.56        147      4.79        145      5.64        158      6.29        448      7.49
   Nonresidential real
     estate                  187      9.07        187      8.25        262      7.60        262      7.84        262      6.50
   Consumer                   70      2.14         74      2.55        219      2.77        221      2.53        255      2.84
   Unallocated               557        --        525        --        599        --        595        --        350        --
                          ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
     Total loans             929    100.00%       947    100.00%     1,256    100.00%     1,248    100.00%     1,345    100.00%
                          ------    ======     ------    ======     ------    ======     ------    ======     ------    ======

Repossessed assets:
   One- to four-family        52                    -                    -                   31               $    -
   Nonresidential real
     estate                    -                    -                    -                    -                    -
                          ------               ------               ------               ------               ------
     Total repossessed
       assets                 52                    -                    -                   31                    -
                          ------               ------               ------               ------               ------

   Total                    $981                 $947               $1,256               $1,279               $1,345
                            ====                 ====               ======               ======               ======


---------------------

(1) All allowances for loan losses are specific allowances, except for the unallocated category.

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

         The OTS also requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and specifies factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. Franklin believes that it currently holds and reports its securities in a manner consistent with the OTS requirements. See
Note 1 of the Notes to the Consolidated Financial Statements in the Annual Report for a discussion on the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities."

        The following table presents the amortized cost and market values of Franklin's investment securities, including those securities designated as available for sale and excluding FHLB of Cincinnati stock, at the dates indicated:

                                                               December 31,
                                  --------------------------------------------------------------------
                                          1996                    1995                    1994
                                  -------------------    ----------------------   --------------------
                                  Amortized    Market    Amortized      Market   Amortized     Market
                                     Cost       Value       Cost        Value      Cost         Value
                                  ---------    ------    ---------      ------   ---------     -------
                                                                        (In thousands)

Available for sale:
    U.S. Government and agency
    obligations                    $16,394     $16,285     $17,884     $17,713     $14,899     $13,747
    Obligations of states and
    municipalities                   1,030       1,073         955       1,049          --          --
                                   -------     -------     -------     -------     -------     -------
                                    17,424      17,358      18,839      18,762      14,899      13,747
                                   -------     -------     -------     -------     -------     -------
Held to maturity:
    U.S. Government and agency
    obligations                         --          --          --          --          --          --
    Obligations of states and
    municipalities                      --          --          --          --         881         933
                                   -------     -------     -------     -------     -------     -------
                                        --          --          --          --         881         933
                                   -------     -------     -------     -------     -------     -------

    Total                          $17,424     $17,358     $18,839     $18,762     $15,780     $14,680
                                   =======     =======     =======     =======     =======     =======

         The composition and maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, are indicated in the following table:

                                                            At December 31, 1996
                               ------------------------------------------------------------------------------
                               Less than      1 to 5        5 to 10         Over           Total investment
                                 1 year        years         years        10 years            securities
                               ---------     ---------     ---------     ---------     ----------------------
                               Amortized     Amortized     Amortized     Amortized     Amortized      Market
                                  cost         cost           cost          cost         cost          value
                               ---------     ---------     ---------     ---------     ---------      -------
                                                                    (Dollars in thousands)

U.S. Government and agency      $ 4,000       $12,394       $    --       $    --       $16,394       $16,285
   obligations
Obligations of states and
   municipalities                   185           326           274           245         1,030         1,073
                                -------       -------       -------       -------       -------       -------

   Total investment             $ 4,185       $12,720       $   274       $   245       $17,424       $17,358
     securities                 =======       =======       =======       =======       =======       =======

Weighted average yield(1)          5.30%         5.34%         6.62%         5.62%         5.35%

----------------

(1)      Yields reflected have not been computed on a tax equivalent basis.


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

         DEPOSITS. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts and Keogh accounts. During the year ended December 31, 1996, Franklin assumed $5.3 million in deposits from the downtown location of Suburban Federal Savings Bank in exchange for $5.1 million in cash.

         The principal types of savings accounts and rates held by Franklin at December 31, 1996, are summarized as follows:

                           Average rate      Minimum deposit          Amount(1)     Percentage of total deposits
                           ------------      ---------------          ---------     ----------------------------
                                                            (In thousands)
Savings programs:

Passbook savings               2.75%           $     100               $24,127                 49.17%
NOW                            1.77                  100                13,458                 27.43
Super NOW                      2.10                2,500                 2,069                  4.22
Money market                   2.96                2,500                 9,418                 19.18
                               ----                                    -------                 -----
   Total regular
     accounts                  2.50%                                   $49,072                100.00%
                               ====                                    =======                ======

Certificates of
deposit:

7-31 day                       3.00%            $  2,500              $    580                  0.40%
91 day                         2.81                2,500                   134                  0.09
Six months                     5.45                2,500                33,444                 22.97
One year                       5.26                  500                26,169                 17.98
18 months                      5.89                  500                23,407                 16.08
Two years                      5.79                  500                14,111                  9.69
Three years                    6.37                  500                20,110                 13.81
Five years                     5.75                2,500                23,857                 16.39
Jumbo certificates(2)          5.17              100,000                 3,188                  2.19
Other(2)                       4.29                  500                   576                  0.40
                               ----                                   --------                ------
   Total certificates          5.68%                                  $145,576                100.00%
                               ====                                   ========                ======
-----------------------------

(1)      Includes $28.5 million of deposits held in IRA and Keogh accounts.

(2)      Maturities vary.


         All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. At December 31, 1996, such rates were 2.75% per annum for passbook savings accounts, 1.99% per annum for regular NOW accounts and 2.11% per annum for Super NOW accounts. The rates paid on Money Market Accounts vary depending on the balance in the account.

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

         The following table sets forth information relating to Franklin's savings flows during the periods shown and total savings at the end of the periods shown:


                                                   Year ended December 31,
                                          --------------------------------------------
                                            1996            1995                1994
                                          ---------      ----------           --------
                                                         (In thousands)

         Opening balance                  $184,574        $172,502            $178,550
         Deposits                          321,414         302,026             276,504
         Withdrawals                       319,646         297,779             289,062
         Interest credited                   8,306           7,825               6,510
                                          --------        --------            --------

         Ending balance                   $194,648        $184,574            $172,502
                                          ========        ========            ========


         The following table sets forth, as of December 31, 1996, the amounts of certificates of deposit maturing during the years indicated:

                                                 Amounts maturing in the year
                                                     ending December 31,
                                      ------------------------------------------------
                                                                             2000 and
                                        1997        1998          1999      thereafter
                                      -------      -------      -------     ----------
                                                        (In thousands)

4.00% and less                        $   882      $    --      $    --      $     6
4.01% - 5.00%                          17,401          726          967           --
5.01% - 6.00%                          61,007       39,740        1,828        5,312
6.01% - 7.00%                          14,414        1,124          428          852
7.01% - 8.00%                             218          110            9           72
8.01% - 10.00%                            149          109           42           78
10.01% and over                            56           46           --           --
                                      -------      -------      -------      -------
   Total                              $94,127      $41,855      $ 3,274      $ 6,320
                                      =======      =======      =======      =======

         The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:

                                        Year ended December 31,
                              ----------------------------------------
                                1996            1995             1994
                              --------        --------          ------
                                           (In thousands)
Change in deposit
   balances:

Passbook savings             $   (177)        $ (5,049)        $ (8,969)
NOW accounts                     (228)             390           (1,015)
Money market
   accounts                       296           (2,204)          (2,488)
Certificates:
   7-31 day                        37             (224)            (101)
   91 day                          34             (168)            (187)
   6 months                     4,927           18,111           (5,042)
   One year                     3,309           (1,040)          12,061
   18 months                    7,767           11,800           (1,212)
   Two years                    3,029             (409)           6,727
   Thirty-two months           (4,289)          (9,336)              38
   Three years                   (573)           6,564           (1,578)
   Five years                  (4,632)          (5,973)          (3,363)
   Jumbo certificates             309             (175)            (810)
   Other                          265             (215)            (108)
                             --------         --------         --------
Total increase
   (decrease)                $ 10,074         $ 12,072         $ (6,047)
                             ========         ========         ========


         The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 1996:


                                                                    Maturity
                                   -----------------------------------------------------------------------
                                                      Over            Over
                                    3 Months         3 to 6          6 to 12          Over
                                     or Less         Months           Months        12 Months        Total
                                   ----------        ------           ------        ---------        -----
                                                                     (In thousands)

Certificates of deposit less
   than $100,000                    $ 23,746        $ 27,345        $ 30,222        $ 47,018        $128,331

Certificates of deposit of
   $100,000 or more                    3,832           3,778           5,204           4,431          17,245
                                    --------        --------        --------        --------        --------

Total certificates of
   deposit                          $ 27,578        $ 31,123        $ 35,426        $ 51,449        $145,576
                                    ========        ========        ========        ========        ========

         Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds and to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) and to reduce, although not eliminate, the flow of funds away from depository institutions such as savings institutions into alternative investment vehicles such as government and corporate securities. In addition, Franklin has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest-rate conscious. Therefore, the ability of Franklin to attract and maintain deposits, and the cost and term of repricing of its funds, has been, and will continue to be, significantly affected by money market conditions.

         BORROWINGS. As a member of the FHLB of Cincinnati, Franklin is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions which apply. Franklin's FHLB advances outstanding at December 31, 1996, were $6.4 million.

         The following table shows the FHLB advances outstanding as of December 31, 1996 by interest rate and maturity date:

              Maturity Date             Interest Rate            Outstanding balance
              -------------             -------------            -------------------
                                                                    (In thousands)

                05/01/06                    8.15%                       $   421
                10/01/10                    6.35                          4,283
                12/01/10                    6.30                          1,719
                                                                        -------
                                                                        $ 6,423
                                                                        =======

         Franklin's only short-term borrowings during the year were FHLB advances. The following table sets forth the maximum amount of short-term FHLB advances (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term FHLB advances for such periods:

                                                                  Year ended December 31,
                                                   --------------------------------------------------
                                                     1996                   1995                1994
                                                   --------               --------             ------
                                                                    (Dollars in thousands)
Maximum amount outstanding:
    FHLB advances                                    $883                   $322               $1,763
Total average amount of short-term
    borrowings outstanding during period             $443                   $113                 $309
Weighted average interest cost of
    borrowings during the period ended              6.47%                  6.16%                8.67%


SUBSIDIARY ACTIVITIES OF FRANKLIN

         Franklin has one subsidiary, Madison Service Corporation ("Madison"), organized February 22, 1972. Madison's only activity is its contract with a third party registered broker dealer which offers brokerage services at offices of Franklin. As of December 31, 1996, Franklin's investment in Madison was $110,000.

         Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in its service corporation at December 31, 1996, did not exceed these limits.

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

SUBSIDIARY ACTIVITIES OF THE COMPANY

         In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in this company and its investment in DirectTeller at December 31, 1996, was $50,000.

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

         As of December 31, 1996, based on total assets, Franklin was the seventh largest thrift institution headquartered in Hamilton County, Ohio.

REGULATION

         GENERAL. As a savings and loan association chartered under the laws of Ohio, Franklin is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Franklin's deposits are insured by the FDIC, Franklin also is subject to regulation and examination by the OTS and to regulatory oversight by the FDIC. Franklin must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted by regulators periodically to determine whether Franklin is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Franklin is also subject to certain regulations issued by the FRB. Franklin is a member of the FHLB of Cincinnati.

         The Company is a Delaware corporation and is subject to regulation, examination and oversight by the OTS as the holding company of Franklin and is required to submit periodic reports to the OTS.

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Franklin may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Franklin may engage and would probably subject Franklin to more regulation by the FDIC.

        In addition, the Company might become subject to a different form of holding company regulation which may limit the activities in which the Company may engage and subject the Company to additional regulatory requirements, including separate capital requirements. The Company cannot predict when or whether Congress may actually pass legislation regarding the Company's and Franklin's regulatory requirements or charter. Although such legislation may change the activities in which the Company and Franklin may engage, it is not anticipated that the current activities of either the Company or Franklin will be materially affected by those activity limits.

         OHIO REGULATION. The Ohio Superintendent is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See "Federal Deposit Insurance Corporation." The Ohio Superintendent also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

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

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Franklin has received a "satisfactory" examination rating under those regulations.

         OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Franklin at December 31, 1996, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                              At December 31, 1996
                              --------------------
                              Amount        Percent
                              ------        -------
                         (In thousands)

Tangible capital              $13,734         6.34%
Requirement                     3,248         1.50
                              -------        -----
Excess                        $10,486         4.84%
                              =======        =====

Core capital                  $13,734         6.34%
Requirement                     6,495         3.00
                              -------        -----
Excess                        $ 7,239         3.34%
                              =======        =====

Total capital                 $14,371        14.68%
Risk-based requirement          7,830         8.00
                              -------        -----
Excess                        $ 6,541         6.68%
                              =======        =====

         Current capital requirements call for tangible capital (which for Franklin is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities) of 1.5% of adjusted total assets, core capital (which for Franklin consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $637,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Franklin does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Its current core capital level is 6.34% of adjusted total assets.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. Franklin currently qualifies for such exception. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% and core capital of less than 3%; and (5) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Franklin's capital at December 31, 1996, meets the standards for a well-capitalized institution.

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

         LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of Franklin, as computed under current regulations, at December 31, 1996, was approximately $24.9 million, or 12.96% and exceeded the 5.0% liquidity requirement by approximately $15.3 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test which required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1996, Franklin met the QTL test.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 1996.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA
(i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 1996.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Franklin meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. Tier 2 consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 1 and Tier 2 associations proposing to make a capital distribution within the safe harbor provisions need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

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

         In addition, as a subsidiary of the Company, Franklin is required to give the OTS 30-days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period. Franklin paid dividends of $140,000 to the Company during 1996.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial activities and expanded securities and insurance activities. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1996, Franklin met the QTL Test.

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

         FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Franklin is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Franklin, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on Franklin and other institutions in the SAIF.

        Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits are required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, part of the cost of prior thrift failures, which had previously been paid only by SAIF members, will be paid by BIF members. As a result of such cost sharing, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

        Franklin had $174.2 million in deposits at March 31, 1995. Franklin paid a special assessment of $1.14 million on November 27, 1996, which was accounted for and recorded as of September 30, 1996. This assessment is tax-deductible, but has reduced earnings for the year ended December 31, 1996.

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million (subject to an exemption of up to $4.4 million), and that reserves of 10% be maintained against that portion of total net transaction accounts in excess of $49.3 million. At December 31, 1996, Franklin was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Franklin's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.75 million at December 31, 1996.

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

         FEDERAL TAXATION. The Company and Franklin are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Franklin, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method, the "percentage of taxable income" method applicable only to thrift institutions, or the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and 1994, Franklin used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         The Act eliminated the "percentage of taxable income" method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Franklin, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

         A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1996, Franklin's pre-1988 reserves for tax purposes totaled approximately $3.2 million. Franklin believes it had approximately $4.4 million of accumulated earnings and profits for tax purposes as of December 31, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.

         In addition to the regular income tax, the Company and Franklin are subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, the Company and Franklin are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         The tax returns of Franklin have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Franklin.

         OHIO TAXATION. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income.

         Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.5% for 1996.

         DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1996, regarding the properties on which the offices of the Company and Franklin are located:

                                                                     Lease                  Date            Gross Square
Location                          Owned or Leased               Expiration Date       Facility Opened          Footage
--------                          ---------------               ---------------       ---------------          -------

Corporate Office:
-----------------
4750 Ashwood Drive                Owned                                N/A                  10/96                19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:
----------------------------

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

7615 Reading Road                 Leased                              1/98                   9/71                 2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                                N/A                   6/74                 1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                               7/10                  12/76                 1,675
Cincinnati, Ohio 45238            (Land is leased)

5119 Glenway Avenue               Owned                                N/A                   6/74                 2,525
Cincinnati, Ohio 45238


         There are no liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance. At December 31, 1996, the Company's office premises and equipment had a net book value of $1.9 million. For additional information regarding the Company office premises and equipment, see Notes 5 and 13 of Notes to Consolidated Financial Statements in the Annual Report.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in those portions of the Annual Report which are included in Exhibit 13 under the caption "CORPORATE INFORMATION - Market Information; and - Dividends" is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The information contained in those portions of the Annual Report which are included in Exhibit 13 under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in those portions of the Annual Report which are included in Exhibit 13 are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The disclosure regarding the change in accountants is incorporated herein by reference from the Form 8-K/A dated September 27, 1996, filed by the Company with the Securities and Exchange Commission on October 16, 1996.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of First Franklin Corporation (the "Proxy Statement") under the captions "Election Of Directors" and "Transactions with Management and Indebtedness of Management," which is included in Exhibit 20, is incorporated herein by reference.

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

         GRETCHEN J. SCHMIDT, age 40, has been the Corporate Secretary/Treasurer of the Company since 1988. She also serves as Vice President of Retail Banking of Franklin. Ms. Schmidt has held a variety of part-time positions with Franklin since 1971, and full-time positions since 1978. Ms. Schmidt is the daughter of President Siemers. Currently, she is responsible for customer service and branch operations.

         DANIEL T. VOELPEL, age 48, has been Vice President/Chief Financial Officer of the Company since 1988. He also serves as Vice President/Chief Financial Officer of Franklin and Treasurer of DirectTeller Systems, Inc., and Franklin's subsidiary, Madison Service Corporation. He has been with Franklin since 1983.

         MARGARET W. WALTON, age 63, has been Vice President of the Company since 1988. She also serves as Vice President/Administration and Corporate Secretary of Franklin. She is responsible for overall administration and is a Director of Madison Service Corporation and Corporate Secretary of DirectTeller Systems, Inc. Ms.
Walton has been with Franklin for 28 years.

         HARRY R. BARNACLO, age 65, joined Franklin in 1992 as Vice President/Chief Lending Officer. Prior to joining Franklin, Mr. Barnaclo had been an independent mortgage broker for 18 years.

ITEM 10.  EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "Executive Compensation" and "Employment Contract," which is included in Exhibit 20, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" and "Election of Directors," which is included in Exhibit 20, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Transactions with Management and Indebtedness of Management," which is included in Exhibit 20, is incorporated herein by reference.

                                     PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits
                           3(a)     Certificate of Incorporation of the Company

                           3(b)     Bylaws of the Company

                           10(a)    Employment Contract for Thomas H. Siemers

                           10(b) First Franklin Corporation 1988 Stock Option and Incentive Plan

                           10(c) First Franklin Corporation 1997 Stock Option and Incentive Plan

                           13       Portions of the Annual Report to
                                    Stockholders

                           16 Letter from Coopers & Lybrand L.L.P. regarding change in certifying accountants

                           20       Proxy Statement

                           21       Subsidiaries of the Registrant

                           27       Financial Data Schedule

                           99       Reissued report of Coopers & Lybrand L.L.P.

              (b) A report on Form 8-K dated September 27, 1996 was filed during the last quarter of the fiscal year under Item 4 to report a change in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           First Franklin Corporation


                                           By: Thomas H. Siemers
                                               -----------------------------
                                               Thomas H. Siemers
                                               President and Chief Executive
                                               Officer
                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: Thomas H. Siemers                                         By: Daniel T. Voelpel
   ---------------------------------------------                  ---------------------------------
      Thomas H. Siemers                                           Daniel T. Voelpel
      President, Chief Executive Officer and a Director           Vice President and Chief Financial Officer
                                                                  (Principal Accounting Officer)


Date:  March 24, 1997                                         Date:  March 24, 1997



By: Richard H. Finan                                          By: James E. Cross
   ---------------------------------------------                  --------------------------------
      Richard H. Finan                                             James E. Cross
      Director                                                     Director


Date:  March 24, 1997                                         Date:  March 24, 1997



By: James E. Hoff                                             By: John L. Nolting
   ---------------------------------------------                  -------------------------------
      James E. Hoff                                               John L. Nolting
      Director                                                    Director


Date:  March 24, 1997                                         Date:  March 24, 1997

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

3(a)                                       Certificate of Incorporation              Included herewith

3(b)                                       Bylaws                                    Incorporated  by  reference  to the  the
                                                                                     Form 10-K filed by the  Registrant  with
                                                                                     the Securities  and Exchange  Commission
                                                                                     for the fiscal year ended  December  31,
                                                                                     1992 (the  "1992  Form  10-K")  filed by
                                                                                     the  Registrant  with the Securities and
                                                                                     Exchange  Commission for the fiscal year
                                                                                     ended December 31, 1991.

10(a)                                      Employment Contract for Thomas H.         Incorporated   by   reference   to   the
                                           Siemers                                   Registrant's  Registration  Statement on
                                                                                     Form S-1 (File No. 33-17417)

10(b)                                      First Franklin Corporation 1988 Stock     Incorporated  by  reference  to the 1992
                                           Option and Incentive Plan                 Form 10-K

10(c)                                      First Franklin Corporation 1997 Stock     Included herewith
                                           Option and Incentive Plan

13                                         Portions of the Annual Report             Included herewith

16                                         Letter from Coopers & Lybrand L.L.P.      Incorporated  by reference to the report
                                           regarding change in certifying            filed on October 16, 1996, by the  Registrant
                                           accountant                                on Form 8-K/A dated September 27, 1996

20                                         Proxy Statement                           Included herewith

21                                         Subsidiaries of First Franklin            Included herewith
                                           Corporation

27                                         Financial Data Schedule                   Included herewith

99                                         Reissued report of Coopers & Lybrand      Included herewith
                                           L.L.P.