Form 10QSB
period 1997-03-31
FIRST FRANKLIN CORP
filed 1997-05-08
CIK 742161

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period __________________________________

                         Commission File Number 0-16362

                           First Franklin Corporation
            ________________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                      31-1221029
_______________________________                    ______________________
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)


  4750 Ashwood Drive Cincinnati, Ohio                    45241
________________________________________               __________
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code (513) 469-5352

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                            Yes [X]           NO [ ]


As of March 31, 1997, there were issued and outstanding 1,178,343 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)

                            Yes [ ]           NO [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                      Page No.


Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996 ...................... 3

             Consolidated Statements of Income and Retained
             Earnings - Three Month Periods ended
             March 31, 1997 and 1996 ................................... 4

             Consolidated Statements of Cash Flows -
             Three Month Periods ended March 31, 1997
             and 1996 .................................................. 6

             Notes to Consolidated Financial Statements ................ 8


Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ................... 9


Part II    Other Information .......................................... 14

Item 5.    Press Release Dated March 26, 1997 ......................... 15
           Press Release Dated April 14, 1997 ......................... 16

Signatures


Part I - Item 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                              Mar 31, 1997    Dec 31, 1996
                                                              ------------    ------------
                                                               (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $5,010 and $7,625 at 03/31/97
  and 12/31/96, respectively                                   $   6,903      $  10,009
Investment securities
  Available-for-sale, at market value
     (amortized cost of $22,757 and $17,424, respectively)        22,653         17,358
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $18,522 and $19,107, respectively)        18,901         19,503
  Held-to-maturity, at amortized cost
    (market value of $18,490 and 19,249, respectively)            19,126         19,622
Loans receivable, net                                            152,854        150,135
Real estate owned, net                                               127            181
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                           1,780          1,750
Accrued interest receivable                                        1,328          1,240
Property and equipment, net                                        1,872          1,900
Other assets                                                         691            604
                                                               ---------      ---------
                                                               $ 226,235      $ 222,302

     LIABILITIES
Savings accounts                                               $ 198,819      $ 194,648
Borrowings                                                         6,330          6,423
Advances by borrowers for taxes
  and insurance                                                      643          1,066
Other liabilities                                                    494            435
                                                               ---------      ---------
     Total liabilities                                           206,286        202,572
                                                               ---------      ---------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 1,324,412
   shares issued at 03/31/97 and 1,293,012
   at 12/31/96                                                        13             13
Additional paid in capital                                         6,109          5,952
Treasury stock, at cost- 146,069 and 136,578
 shares at 03/31/97 and 12/31/96, respectively                    (1,298)        (1,141)
Unrealized gain on available-for-sale securities,
   net of taxes of $94 at 03/31/97 and $112 at 12/31/96              182            218
Retained earnings, substantially restricted                       14,943         14,688
                                                               ---------      ---------
     Total stockholders' equity                                   19,949         19,730
                                                               ---------      ---------
                                                               $ 226,235      $ 222,302


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (Dollars in Thousands)


                                                   For The Three Months Ended
                                                 Mar 31, 1997       Mar 31, 1996
                                                 ------------       ------------
                                                           (Unaudited)
Interest income:
  Loans receivable                                  $2,942            $2,820
  Mortgage-backed securities                           634               657
  Investment securities                                379               362
                                                    ------            ------
                                                     3,955             3,839
Interest expense:
  Savings accounts                                   2,412             2,309
  Borrowings                                           103               119
                                                    ------            ------
                                                     2,515             2,428
                                                    ------            ------
     Net interest income                             1,440             1,411

Provision for loan losses                               21                21
                                                    ------            ------
     Net interest income after
       provision for loan losses                     1,419             1,390
                                                    ------            ------
Noninterest income:
  Gain on loans sold                                    20                13
  Service fees on NOW accounts                          49                48
  Other income                                          41                65
                                                    ------            ------
                                                       110               126
Noninterest expenses:
  Salaries and employee benefits                       436               409
  Occupancy expense                                    149               142
  Federal insurance premiums                             7               105
  Service bureau expense                                57                69
  Other expenses                                       359               335
                                                    ------            ------
                                                     1,008             1,060

Income before federal income taxes                     521               456

Provision for federal income taxes                     173               151
                                                    ------            ------
     Net Income                                     $  348            $  305



                                    continued

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS, CONTINUED
                  (Dollars in Thousands Except per Share Data)



                                                  For The Three Months Ended
                                              Mar 31, 1997         Mar 31, 1996
                                              ------------         ------------
                                                         (Unaudited)


RETAINED EARNINGS-BEGINNING OF PERIOD            $ 14,688            $ 14,777
  Net income                                          348                 305
  Less: dividends declared                            (93)                (83)
                                                 --------            --------
RETAINED EARNINGS-END OF PERIOD                  $ 14,943            $ 14,999

EARNINGS PER COMMON SHARE (in dollars)           $   0.29            $   0.25

DIVIDENDS DECLARED PER
 COMMON SHARE (in dollars)                       $   0.08            $   0.07


The accompanying notes are an integral part of the consolidated financial statements.



                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                   For The Three Months Ended
                                                                 Mar 31, 1997       Mar 31, 1996
                                                                 ------------       ------------
                                                                           (Unaudited)

Cash provided by (used in) operating activities:

Net income                                                       $   348            $    305

Adjustments to reconcile net income to
  net cash provided by operating activities:

     Provision for loan losses                                        21                  21
     Depreciation and amortization                                    43                  57
     FHLB stock dividend                                             (30)                (29)
     Increase in accrued interest receivable                         (88)                (92)
     Increase (decrease) in other assets                              87                (112)
     Increase in other liabilities                                    59                 198
     Other, net                                                      (80)               (257)
      Loans sold                                                   1,378                 200
      Disbursements on loans originated for sale                    (948)                  0
                                                                 -------            --------
Net cash provided by operating activities                            790                 291
                                                                 -------            --------
Cash provided by (used in) investing activities:
  Loan principal reductions                                        5,228               8,397
  Disbursements on mortgage and other
     loans purchased or originated for investment                 (8,398)            (11,458)
  Repayments on mortgage-backed
     securities                                                    1,078               1,651
  Purchase of available-for-sale investment securities            (8,149)             (3,199)
  Proceeds from the maturity of available-for-sale
    investment securities                                          2,820               2,500
  Sale of Federal Home Loan Bank stock                                17
  Capital expenditures                                               (37)                 (1)
                                                                 -------            --------
Net cash used in investing activities                             (7,458)             (2,093)
                                                                 -------            --------


                                    continued

The accompanying notes are an integral part of the consolidated financial statements.



                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (Dollars in Thousands)



                                                             For The Three Months Ended
                                                           Mar 31, 1997       Mar 31, 1996
                                                           ------------       ------------
                                                                     (Unaudited)

Cash provided by (used in) financing activities:
  Net increase (decrease) in passbook accounts
    and demand deposits                                      (1,341)                418
  Proceeds from sales of certificates
    of deposit                                               22,032              19,259
  Payments for maturing certificates
    of deposit                                              (16,520)            (17,034)
  Repayment of borrowed money                                   (93)                (78)
  Decrease in advances by borrowers
     for taxes and insurance                                   (423)               (468)
  Payment of dividends                                          (93)                (83)

Net cash provided by financing activities                     3,562               2,014
                                                           --------            --------
Net increase in cash                                       ($ 3,106)           $    212
Cash at beginning of period                                  10,009               8,653
                                                           --------            --------
CASH AT END OF PERIOD                                      $  6,903            $  8,865



The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1996 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

Effective January 1, 1997 the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities" which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this new accounting standard did not have a significant impact on the Company's Consolidated Statement of Operations for the three months ended March 31, 1997.

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" which will replace the current presentation of "primary" and "fully diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share will not include dilutive effect on earnings. "Diluted" earnings per share will reflect the potential dilution of securities that could share in an enterprises earnings. The statement will require dual presentation of basic and diluted earnings per share on the income statement for all entities having complex capital structures. It is effective for all financial statements issued for periods ending after December 31, 1997. Management is currently assessing the impact that adoption will have on the Company's financial statements.

Part I - Item 2.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

FIRST FRANKLIN CORPORATION ("Company") is a savings and loan holding company which was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company applied for and received regulatory approval to acquire all the common stock of Franklin issued in connection with its conversion from the mutual to stock form of ownership. This conversion was completed January 25,1988.

The Company's operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to maximizing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs. Management's goal is to maintain profitability and a strong capital base. It seeks to accomplish this goal by pursuing the following strategies; (i) emphasizing lending in the one-to four-family residential mortgage market, (ii) managing deposit pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) controlling asset growth, and (vi) maintaining asset quality.

As a Delaware corporation, First Franklin is authorized to engage in any activity permitted by Delaware General Corporation Law. As a unitary savings and loan holding company, First Franklin is subject to examination and supervision by the Office of Thrift Supervision ("OTS") , although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, investment securities and investments in Franklin and DirectTeller Systems Inc. ("DirectTeller").

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a wide range of consumer banking services, including mortgage loans, credit cards, checking accounts, auto loans, savings and certificate accounts, automated teller machines and a voice response telephone inquiry system. Franklin also offers mutual funds, annuities and discount brokerage services in its offices through an agreement with a third party. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market.

Legislation has been introduced to restructure the federal banking system. Such legislation might require Franklin to convert to a state savings bank or national bank charter. As a result, it could become subject to the more restrictive activity limits imposed on national banks, but it would have a specified period of time to divest any non-conforming assets. In addition, the Company might be required to become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on Franklin. The Company cannot evaluate how this legislation may impact it until it has been enacted.

Franklin has one wholly-owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed on February 22,1972 to allow Franklin to diversify into certain types of business which, by regulation, savings and loans were unable to enter. At the present time, Madison's only activity is its contract with the third party registered broker dealer that offers brokerage services at the offices of Franklin. Madison's assets consist solely of cash and interest-earning deposits.

DirectTeller was formed in 1989 by the Company and DataTech Services, Inc. to develop and market a voice response inquiry system to allow financial institution customers to access information about their accounts via the telephone and/or a facsimile machine. The inquiry system is currently in operation at Intreive Inc., a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Intrieve gives DirectTeller a percentage of the profits generated by the inquiry system.

Since the results of operations of Madison and DirectTeller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $3.9 million (1.8%) from $222.3 million at December 31, 1996 to $226.2 million at March 31, 1997, compared to a $2.5 million (1.2%) increase for the same period in 1996.

Loan disbursements were $9.3 million during the current quarter compared to $11.5 million during the quarter ended March 31, 1996. During the current quarter loan sales were $1.4 million. At March 31, 1997, commitments to originate mortgage loans or purchase mortgage-backed securities were $1.6 million. At the same date, $2.8 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $2.2 million during the three months ended March 31, 1997 to $29.6 million. This increase reflects savings deposits of $4.2 million, loan sales of $1.4 million and loan and mortgage-backed securities repayments of $6.3 million less loan dibursements of $9.3 million. At March 31, 1997 liquid assets were 13.1% of total assets, which was above management's target of 8 %.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 1997. During the current quarter, there have been no sales of investments or mortgage-backed securities. No securities are classified as trading.


                                            Amortized     Market          Unrealized   Unrealized
                                              Cost        value             Gains        Losses
                                            ---------     ------          ----------   ----------
                                                               (in thousands)

 Available-for-sale
      Investment securities                 $22,757      $22,653              $65        $169
      Mortgage-backed securities            $18,522      $18,901             $401         $22
 Held-to-maturity
      Mortgage-backed securities            $19,126      $18,490               $0        $636



At March 31, 1997 savings deposits were $198.8 million compared to $194.6 million at December 31, 1996. This is an increase of $4.2 million during the current quarter. During the three months ended March 31, 1997, core deposits (transaction and passbook savings accounts) decreased $1.3 million. During the same period, short term certificates (two years or less) increased $8.3 million and certificates with original terms greater than two years decreased $2.8 million. Interest of $2.1 million was credited to accounts during the current quarter. After eliminating the effect of interest credited, savings increased $2.1 million during the three months ended March 31, 1997.

At March 31, 1997 borrowings consisted of $6.3 million in fixed-rate Federal Home Loan Bank advances at an average cost of 6.45%. All advances are being amortized monthly.

At March 31, 1997, $1.8 million of assets were classified substandard, $341,000 classified loss and $2.0 million classified as special mention compared to $1.4 million as substandard, $344,000 as loss and $2.5 million as special mention at December 31, 1996. Non-accruing and accruing loans delinquent ninety days or more were $965,000 at March 31, 1997 and $693,000 at December 31, 1996. At March 31, 1997 the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 1997.

                                                   (Dollars in Thousands)

       Balance at beginning of period                        $981
       Charge offs                                              1
       Additions charged to operations                         21
       Recoveries                                               0
                                                         --------
       Balance at end of period                            $1,001

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 1997, net worth was $19.9 million, which is 8.8% of assets. At the same date, book value per share was $16.93 compared to $17.31 at March 31, 1996. The following table summarizes, as of March 31, 1997, the regulatory capital position of our subsidiary, Franklin Savings.


Capital Standard         Actual    Required    Excess       Actual      Required    Excess
                         ------    --------    ------       ------      --------    ------
                           (Dollars in Thousands)

Tangible                $14,074     $3,309    $10,765        6.38%        1.50%      4.88%
Core                    $14,074     $6,618     $7,456        6.38%        3.00%      3.38%
Risk-based              $14,734     $8,010     $6.724       14.72%        8.00%      6.72%



RESULTS OF OPERATIONS

Net income increased 14% to $348,000 ($0.29 per share) for the current quarter compared to $305,000 ($0.25 per share) for the same quarter in 1996.

Net interest income, before provisions for loan losses, increased to $1.44 million for the current quarter compared to $1.41 million during the same period in 1996. As the tables below illustrate, average interest-earning assets increased $6.7 million to $217.5 million during the quarter ended March 31, 1997 from $210.8 million for the year ended December 31, 1996. Average interest-bearing liabilities increased $7.5 million from $195.3 million for the year ended December 31, 1996 to $202.8 for the current quarter. Thus, average net interest-earning assets decreased $800,000. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) decreased from 2.48% for the year ended December 31, 1996 to 2.31% for the current three month period. This decrease in the spread reflects an decrease in the cost of funds from 5.01% for the year ended December 31, 1996 to 4.96% for the quarter ended March 31, 1997 and a decrease in the yield on interest-earning assets to 7.27% during the current quarter from 7.49% for the year ended December 31, 1996. The decrease in the yield on average assets is the result of adjustable-rate mortgage loans repricing at lower rates.

                                                   For the Three Months ended
                                                         March 31, 1997

                                                   Average
                                                 Outstanding         Yield/cost
                                               ($ in thousands)

    Average interest-earning assets
       Loans                                       $152,116             7.74%
       Mortgage-backed securities                    38,035             6.82%
       Investments                                   25,604             5.45%
       FHLB stock                                     1,760             6.67%
         Total                                     $217,515             7.27%

    Average interest-bearing liabilities
       Demand deposits                              $24,690             2.14%
       Savings accounts                              23,364             2.71%
       Certificates                                 148,392             5.72%
       FHLB advances                                  6,361             6.48%
         Total                                     $202,807             4.96%

  Net interest-earning assets                       $14,708             2.31%

                                            For the year ended December 31, 1996

                                                   Average
                                                 Outstanding        Yield/cost
                                              ($ in thousands)

    Average interest-earning assets
       Loans                                       $146,122             8.04%
       Mortgage-backed securities                    39,976             6.62%
       Investments                                   23,060             5.50%
       FHLB stock                                     1,689             6.99%
         Total                                     $210,847             7.49%

    Average interest-bearing liabilities
       Demand deposits                              $23,709             2.23%
       Savings accounts                              24,721             2.76%
       Certificates                                 139,800             5.80%
       FHLB advances                                  7,090             6.47%
         Total                                     $195,320             5.01%

  Net interest-earning assets                       $15,527             2.48%

Noninterest income for the quarter ended March 31, 1997 was $110,000 compared to $126,000 for the same quarter in 1996. The decrease in income when comparing the two periods is the result of decreased loan fees due to the decrease in loan disbursements and a decline in late charges collected.

Noninterest expenses were $1.01 million for the current quarter compared to $1.06 million for the three months ended March 31, 1996. As a percentage of average assets, this is 1.80% for the current quarter compared to 1.98% for the first quarter of 1996.

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

            None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


Item 5.  OTHER INFORMATION

            A.  Press Release Dated March 26,1997
            B.  Press Release Dated April 14,1997




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                FIRST FRANKLIN CORPORATION



                                            /s/ Daniel T. Voelpel
                                                ________________________________
                                                Daniel T. Voelpel
                                                Vice President and
                                                Chief Financial Officer



Date: May 1, 1997