Form 10QSB
period 1997-06-30
FIRST FRANKLIN CORP
filed 1997-08-06
CIK 742161

Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30,1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period

                         Commission File Number 0-16362

                           First Franklin Corporation
            (Exact Name of Registrant as Specified in its Charter)


               Delaware                               31-1221029
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)             Identification Number)

  4750 Ashwood Drive  Cincinnati, Ohio                  45241
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including Area Code  (513) 469-5352

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                            Yes  [X]     NO  [ ]

As of June 30,1997, there were issued and outstanding 1,192,029 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)

                            Yes  [ ]     NO  [X]



                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                     INDEX


                                                                                 Page No.
                                                                                 --------

Part I    Financial Information

Item 1.   Consolidated Balance Sheets - June 30, 1997 and December 31, 1996          3

          Consolidated Statements of Income and Retained Earnings - Three
           and Six Month Periods ended June 30,1997 and 1996                         4

          Consolidated Statements of Cash Flows - Three and Six Month
           Periods ended June 30,1997 and 1996                                       5

          Notes to Consolidated Financial Statements                                 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                     7


Part II   Other Information                                                         12

Item 5.   Press Release Dated June 27, 1997                                         13
          Press Release Dated July 18, 1997                                         14
          Press Release Dated July 30, 1997                                         15

Signatures

Part I - Item 1.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       June 30,1997    Dec 31,1996
                                                                       ------------    -----------
                                                                       (Unaudited)

      ASSETS
Cash, including CD's & other interest-earning deposits of $2,375 and
 $7,625 at 06/30/97 and 12/31/96, respectively                          $   6,653       $  10,009
Investment securities
  Available-for-sale, at market value (amortized cost of $23,758 and
   $17,424, respectively)                                                  23,758          17,358
Mortgage-backed securities
  Available-for-sale, at market value (amortized cost of $17,543 and
   $19,107, respectively)                                                  18,028          19,503
  Held-to-maturity, at amortized cost (market value of $18,353 and
   $19,249, respectively)                                                  18,637          19,622
Loans receivable, net                                                     154,129         150,135
Real estate owned, net                                                          0             181
Stock in Federal Home Loan Bank of Cincinnati, at cost                      1,745           1,750
Accrued interest receivable                                                 1,383           1,240
Property and equipment, net                                                 1,941           1,900
Other assets                                                                  670             604
                                                                        -------------------------
                                                                        $ 226,944       $ 222,302

      LIABILITIES
Savings accounts                                                        $ 199,464       $ 194,648
Borrowings                                                                  6,188           6,423
Advances by borrowers for taxes and insurance                                 430           1,066
Other liabilities                                                             393             435
                                                                        -------------------------
      Total liabilities                                                   206,475         202,572
                                                                        -------------------------
      STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share; 500,000 shares authorized;
 no shares issued
Common stock; $.01 par value per share; 2,500,000 shares authorized;
 1,340,584 shares issued at 06/30/97 and 1,293,012 at 12/31/96                 13              13
Additional paid in capital                                                  6,190           5,952
Treasury stock, at cost- 148,555 and 136,578 shares at 06/30/97 and
 12/31/96, respectively                                                    (1,344)         (1,141)
Unrealized gain on available-for-sale securities, net of taxes of
 $164 at 06/30/97 and $112 at 12/31/96                                        321             218
Retained earnings, substantially restricted                                15,289          14,688
                                                                        -------------------------
      Total stockholders' equity                                           20,469          19,730
                                                                        -------------------------
                                                                        $ 226,944       $ 222,302


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in Thousands Except per Share Data)

                                                            For The Three Months Ended     For The Six Months Ended
                                                            June 30,1997   June 30,1996   June 30,1997   June 30,1996
                                                            ------------   ------------   ------------   ------------
                                                                    (Unaudited)                   (Unaudited)

Interest income:
  Loans receivable                                            $  3,070       $  2,863       $  6,012       $  5,683
  Mortgage-backed securities                                       616            647          1,250          1,304
  Investment securities                                            402            355            781            717
                                                              -----------------------------------------------------
                                                                 4,088          3,865          8,043          7,704
Interest expense:
  Savings accounts                                               2,473          2,286          4,885          4,595
  Borrowings                                                       103            117            206            236
                                                              -----------------------------------------------------
                                                                 2,576          2,403          5,091          4,831
                                                              -----------------------------------------------------
      Net interest income                                        1,512          1,462          2,952          2,873

Provision for loan losses                                           21             20             42             41
                                                              -----------------------------------------------------
      Net interest income after provision for loan losses        1,491          1,442          2,910          2,832
                                                              -----------------------------------------------------
Noninterest income:
  Gain on loans sold                                                44              2             64             15
  Service fees on NOW accounts                                      48             54             97            102
  Other income                                                      50             42             91            107
                                                              -----------------------------------------------------
                                                                   142             98            252            224
Noninterest expenses:
  Salaries and employee benefits                                   436            425            872            834
  Occupancy expense                                                147            157            296            299
  Federal insurance premiums                                        31            107             38            212
  Service bureau expense                                            55             72            112            141
  Other expenses                                                   305            286            664            621
                                                              -----------------------------------------------------
                                                                   974          1,047          1,982          2,107

Income before federal income taxes                                 659            493          1,180            949

Provision for federal income taxes                                 217            163            390            314
                                                              -----------------------------------------------------
      Net Income                                              $    442       $    330       $    790       $    635


RETAINED EARNINGS-BEGINNING OF PERIOD                         $ 14,943       $ 14,999       $ 14,688       $ 14,777
  Net income                                                       442            330            790            635
  Less: dividends declared                                         (96)           (94)          (189)          (177)
                                                              -----------------------------------------------------
RETAINED EARNINGS-END OF PERIOD                               $ 15,289       $ 15,235       $ 15,289       $ 15,235

EARNINGS PER COMMON SHARE                                     $   0.36       $   0.27       $   0.65       $   0.52

DIVIDENDS DECLARED PER COMMON SHARE                           $   0.08       $   0.08       $   0.16       $   0.15


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                    For The Six Months Ended
                                                                  June 30,1997    June 30,1996
                                                                  ------------    ------------
                                                                           (Unaudited)

Cash provided by (used in) operating activities:

Net income                                                          $    790        $    635

Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for loan losses                                               42              41
  Depreciation and amortization                                           87             108
  FHLB stock dividend                                                    (61)            (58)
  Increase in accrued interest receivable                               (143)            (68)
  Increase in other assets                                               (66)           (418)
  (Decrease) increase in other liabilities                               (42)            102
  Other, net                                                              84            (286)
  Loans sold                                                           3,420           1,073
  Disbursements on loans originated for sale                          (2,899)           (873)
                                                                    ------------------------
      Net cash provided by operating activities                        1,212             256
                                                                    ------------------------
Cash provided by (used in) investing activities:
  Loan principal reductions                                           13,588          14,828
  Disbursements on mortgage and other loans purchased or
   originated for investment                                         (18,101)        (21,176)
  Repayments on mortgage-backed securities                             2,543           3,029
  Purchase of available-for-sale mortgage-backed securities                           (3,947)
  Purchase of available-for-sale investment securities               (10,149)         (4,199)
  Proceeds from the maturity of available-for-sale investment
   securities                                                          3,820           2,500
  Sale of Federal Home Loan Bank stock                                    67              17
  Capital expenditures                                                  (127)            (10)
                                                                    ------------------------
      Net cash used in investing activities                           (8,359)         (8,958)
                                                                    ------------------------
Cash provided by (used in) financing activities:
  Net decrease in passbook accounts and demand deposits               (3,941)         (1,276)
  Proceeds from sales of certificates of deposit                      42,475          28,146
  Payments for maturing certificates of deposit                      (33,718)        (28,408)
  Purchase of deposit accounts                                                         5,300
  Repayment of borrowed money                                           (235)           (158)
  Decrease in advances by borrowers for taxes and insurance             (636)           (772)
  Purchase of treasury stock                                                            (319)
  Proceeds from sale of common stock                                      35              41
  Payment of dividends                                                  (189)           (177)
                                                                    ------------------------
      Net cash provided by financing activities                        3,791           2,377
                                                                    ------------------------
Net decrease in cash                                                $ (3,356)       $ (6,325)
Cash at beginning of period                                           10,009           8,653
                                                                    ------------------------
CASH AT END OF PERIOD                                               $  6,653        $  2,328


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30,1997 are not necessarily indicative of the results that may be expected for the full year. The December 31,1996 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

Effective January 1, 1997 the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this new accounting standard did not have a significant impact on the Company's Consolidated Statement of Operations for the three and six month periods ended June 30, 1997.

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

As a Delaware corporation, First Franklin is authorized to engage in any activity permitted by Delaware General Corporation Law. As a unitary savings and loan holding company, First Franklin is subject to examination and supervision by the Office of Thrift Supervision ("OTS") , although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, investment securities, the office building where the corporate office is located and investments in Franklin and DirectTeller Systems Inc. ("DirectTeller").

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $4.6 million (2.1%) from $222.3 million at December 31, 1996 to $226.9 million at June 30,1997, compared to a $2.9 million (1.4%) increase for the same period in 1996.

Loan disbursements were $21.0 million during the current six month period compared to $22.0 million during the six months ended June 30,1996. Disbursements during the Second Quarter 1997 were $11.7 million compared to $10.5 million during the same quarter in 1996. During the current six month period loan sales were $3.4 million. At June 30,1997, commitments to originate mortgage loans were $522,000. At the same date, $2.5 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $3.0 million during the six months ended June 30,1997 to $30.4 million. This increase reflects net savings deposits of $4.8 million, loan sales of $3.4 million and loan and mortgage-backed securities repayments of $16.1 million less loan dibursements of $21.0 million. At June 30,1997 liquid assets were 13.4% of total assets, which was above management's target of 8 %.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30,1997. During the current six month period, there have been no sales of investments or mortgage-backed securities. No securities are classified as trading.


                                    Amortized    Market    Unrealized   Unrealized
                                      Cost       Value       Gains        Losses
                                                    (in thousands)

Available-for-sale
  Investment securities             $ 23,758    $ 23,758     $  89        $  89
  Mortgage-backed securities        $ 17,543    $ 18,028     $ 506        $  21
Held-to-maturity
  Mortgage-backed securities        $ 18,637    $ 18,353     $   4        $ 288

At June 30,1997 savings deposits were $199.5 million compared to $194.6 million at December 31,1996. This is an increase of $4.9 million during the current six month period. During the six months ended June 30,1997, core deposits (transaction and passbook savings accounts) decreased $3.9 million. During the same period, short term certificates (two years or less) increased $12.3 million and certificates with original terms greater than two years decreased $3.5 million. Interest of $2.2 million during the current quarter and $4.3 million during the current six month period was credited to accounts. After eliminating the effect of interest credited, savings decreased $1.5 million during the three months period and increased $600,000 during the six months ended June 30,1997.

At June 30,1997 borrowings consisted of $6.19 million in fixed-rate Federal Home Loan Bank advances at an average cost of 6.44%. All advances are being amortized monthly.

At June 30,1997, $1.2 million of assets were classified substandard, $296,000 classified loss and $2.1 million classified as special mention compared to $1.4 million as substandard, $344,000 as loss and $2.5 million as special mention at December 31,1996. Non-accruing and accruing loans delinquent ninety days or more, net of reserves, were $871,000 at June 30,1997 and $693,000 at December 31,1996. At June 30,1997 the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 1997.

                                             (Dollars in Thousands)

      Balance at beginning of period                 $ 981
      Charge offs                                       60
      Additions charged to operations                   42
      Recoveries                                         0
                                                     -----
      Balance at end of period                       $ 963

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At June 30,1997, net worth was $20.5 million, which is 9.0% of assets. At the same date, book value per share was $17.17 compared to $17.06 at December 31,1996. The following table summarizes, as of June 30,1997, the regulatory capital position of our subsidiary, Franklin Savings.


Capital Standard       Actual     Required     Excess     Actual    Required    Excess
                      --------    --------    --------    ------    --------    ------
                                           (Dollars in Thousands)

Tangible              $ 14,546    $ 3.318     $ 11,228     6.58%     1.50%      5.08%
Core                  $ 14,546    $ 6,637     $  7,909     6.58%     3.00%      3.08%
Risk-based            $ 15,213    $ 8,468     $  6,745    14.37%     8.00%      6.37%


RESULTS OF OPERATIONS

Net income increased 34% to $442,000 ($0.36 per share) for the current quarter compared to $330,000 ($0.27 per share) for the same quarter in 1996.During the current six month period, net income increased 24% to $790,000 ($0.65 per share) from $635,000 ($.52 per share) for the six months ended June 30, 1996.

Net interest income, before provisions for loan losses, was $1.51 million for the current quarter and $2.95 million for the first six months of 1997 compared to $1.46 million and $2.87 million, respectively, for the same periods in 1996. The most significant impact on the net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                          For the Six Month Periods ended June 30,
                                              1997  vs   1996
                                                  Increase
                                                 (Decrease)          Total
                                                   due to           Increase
                                              Volume      Rate     (Decrease)
                                              ------     ------    ----------
                                                   (Dollars in Thousands)

Interest Income Attributable to:
  Loans Receivable (1)                        $ 391      $ (62)      $ 329
  Mortgage-backed Securities                    (85)        31         (54)
  Investments                                    48         13          61
  FHLB Stock                                      3          0           3
                                              ----------------------------
      Total Interest-earning Assets           $ 357      $ (18)      $ 339

Interest Expense Attributable to:
  Demand Deposits                             $   5         (8)         (3)
  Savings Accounts                              (23)         1         (22)
  Certificates                                  362        (47)        315
  FHLB Advances                                 (30)         0         (30)
                                              ----------------------------
      Total Interest-bearing Liabilities      $ 314      $ (54)      $ 260
                                              ----------------------------
Increase (decrease) in Net Interest Income    $  43      $  36       $  79

-------------------
<F1>  Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets increased $9.3 million to $217.7 million during the six months ended June 30,1997 from $208.4 million for the six months ended June 30,1996. Average interest-bearing liabilities increased $10.4 million from $192.6 million for the six months ended June 30,1996 to $203.0 for the current six month period. Thus, average net interest-earning assets decreased $1.1 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.37% for both six month periods.

                                       For the Six Months ended June 30,1997
                                             Average
                                           Outstanding       Yield/cost
                                         ($ in thousands)

Average interest-earning assets
  Loans                                     $ 153,202           7.85%
  Mortgage-backed securities                   37,313           6.70%
  Investments                                  25,463           5.66%
  FHLB stock                                    1,742           7.00%
                                            -------------------------
      Total                                 $ 217,720           7.39%

Average interest-bearing liabilities
  Demand deposits                           $  23,933           2.18%
  Savings accounts                             23,235           2.73%
  Certificates                                149,440           5.76%
  FHLB advances                                 6,371           6.47%
                                            -------------------------
      Total                                 $ 202,979           5.02%
                                            -------------------------
Net interest-earning assets                 $  14,741           2.37%

                                       For the Six Months ended June 30,1996
                                             Average
                                           Outstanding       Yield/cost
                                         ($ in thousands)

Average interest-earning assets
  Loans                                     $ 143,220           7.94%
  Mortgage-backed securities                   39,814           6.55%
  Investments                                  23,754           5.55%
  FHLB stock                                    1,662           6.98%
                                            -------------------------
      Total                                 $ 208,450           7.39%

Average interest-bearing liabilities
  Demand deposits                           $  23,480           2.24%
  Savings accounts                             24,926           2.72%
  Certificates                                136,861           5.84%
  FHLB advances                                 7,301           6.46%
                                            -------------------------
      Total                                 $ 192,568           5.02%
                                            -------------------------
Net interest-earning assets                 $  15,882           2.37%

Noninterest income was $142,000 for the quarter and $252,000 for the six months ended June 30,1997 compared to $98,000 for the same quarter in 1996 and $224,000 for the six months ended June 30, 1996. The increase in income when comparing the three and six month periods is the result of an increase in profits on the sale of loans.

Noninterest expenses were $974,000 for the current quarter and $1.98 million for the current six month period compared to $1.05 million and $2.11 million for the three and six month periods ended June 30,1996. As a percentage of average assets, this is 1.76% for the current six month period compared to 1.97% for the first six months of 1996.

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

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 28, 1997, the following items were voted on by the shareholders:

                                                                             Voting
                                                                            Negative
                                                                               or
                                                             Affirmative    Withheld   Abstentions

         Reelection of the following directors
           James E. Cross                                      924,146       63,300
           Richard H. Finan                                    924,146       63,300

         Approval of the 1997 First Franklin Corporation
          Stock Option and Incentive Plan.                     732,214       97,851       7,650

         Ratification of the selection of Clark, Schaefer,
          Hackett & Co. as the independent accountants for
          the current fiscal year.                             978,516        3,550       5,380


Item 5.  OTHER INFORMATION

         A.  Press Release Dated June 27,1997
         B.  Press Release Dated July 18,1997
         C.  Press Release Dated July 30,1997


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                          First Franklin Corporation
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360



June 27, 1997



FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
President and CEO
(513) 469-8000


Thomas H. Siemers, President and CEO of First Franklin Corporation, has announced that the Board of Directors has declared a dividend of $0.08 per share for the second quarter of 1997. This is the thirty-fifth straight quarterly dividend declared by the Board. The quarterly dividend will be payable on July 21, 1997 to shareholders of record as of July 3.

First Franklin is the parent organization of Franklin Savings, which has seven offices in Greater Cincinnati.

                          First Franklin Corporation
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360



July 18, 1997



FOR IMMEDIATE RELEASE

CONTACT:  Thomas H. Siemers
          President and CEO
          (513) 469-8000

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $442,000 ($0.36 per share) for the second quarter of 1997 and $790,000 (0.65 per share) for the first six months of the year. This compares to earnings of $330,000 ($0.27 per share) for the second quarter of 1996 and $635,000 ($0.52) for the six months ended June 30, 1996.

First Franklin conducts its business through its subsidiary, Franklin Savings, with seven full service offices located in Greater Cincinnati,

                          First Franklin Corporation
                    4750 Ashwood Drive  *  P.O. Box 415739
    Cincinnati, Ohio 45241-5739  *  (513) 469-5352  *  FAX: (513) 469-5360



                                 NEWS RELEASE


July 30, 1997                                    For more information, contact:
                                                   Thomas Siemers, 513-469-8000



Joseph F. Hutchison has joined First Franklin Corporation as Senior Vice President-Corporate Development.

Mr. Hutchison was President and CEO of Suburban Federal Savings Bank from 1992 to July, 1997. He was Executive Vice President and CFO of Coast Bank in Sarasota, Florida from 1983 to 1992 and prior to that was Senior Vice President and CFO of the Federal Home Loan Bank of Cincinnati.

A graduate of Xavier University, Mr. Hutchison currently serves on the Board of Directors of the Federal Home Loan Bank of Cincinnati and the Ohio League of Financial Institutions.



                                    # # # #

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



Date: August 1,1997