Form 10QSB
period 1997-09-30
FIRST FRANKLIN CORP
filed 1997-11-12
CIK 742161

Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30,1997

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

                             Yes  [X]    NO  [ ]


As of September 30,1997, there were issued and outstanding 1,192,029 shares of the Registrant's Common Stock.

                 Transitional Small Business Format (check one)

                             Yes [ ]     NO  [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                          Page No.
                                                                          --------


Part I   Financial Information

Item 1.  Consolidated Balance Sheets - September 30, 1997 and
         December 31, 1996                                                    3

         Consolidated Statements of Income and Retained Earnings -
         Three and Nine Month Periods ended September 30,1997 and 1996        4

         Consolidated Statements of Cash Flows - Three and Nine Month
         Periods ended September 30,1997 and 1996                             5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7


Part II  Other Information                                                   12

Item 5.  Press Release Dated September 25, 1997                              13
         Press Release Dated October 16, 1997                                14


Signatures                                                                   15

Part I - Item 1.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                Sept 30, 1997    Dec 31, 1996
                                                                -------------    ------------
                                                                 (Unaudited)

ASSETS
Cash, including CD's & other interest-earning deposits of
 $2,890 and $7,625 at 09/30/97 and 12/31/96, respectively         $   5,885        $  10,009
Investment securities
  Available-for-sale, at market value (amortized cost of
   $29,256 and $17,424, respectively)                                29,307           17,358
Mortgage-backed securities
  Available-for-sale, at market value (amortized cost of
   $19,403 and $19,107, respectively)                                19,973           19,503
  Held-to-maturity, at amortized cost (market value of
   $17,885 and $19,249, respectively)                                18,017           19,622
Loans receivable, net                                               152,304          150,135
Real estate owned, net                                                    0              181
Stock in Federal Home Loan Bank of Cincinnati, at cost                1,776            1,750
Accrued interest receivable                                           1,442            1,240
Property and equipment, net                                           1,942            1,900
Other assets                                                            543              604
                                                                  --------------------------
                                                                  $ 231,189        $ 222,302

LIABILITIES
Savings accounts                                                  $ 203,130        $ 194,648
Borrowings                                                            6,111            6,423
Advances by borrowers for taxes and insurance                           631            1,066
Other liabilities                                                       470              435
                                                                  --------------------------
      Total liabilities                                             210,342          202,572
                                                                  --------------------------
STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share; 500,000 shares
 authorized; no shares issued
Common stock; $.01 par value per share; 2,500,000 shares
 authorized; 1,340,584 shares issued at 09/30/97 and
 1,293,012 at 12/31/96                                                   13               13
Additional paid in capital                                            6,190            5,952
Treasury stock, at cost- 148,555 and 136,578 shares at
 09/30/97 and 12/31/96, respectively                                 (1,344)          (1,141)
Unrealized gain on available-for-sale securities, net of
 taxes of $211 at 09/30/97 and $112 at 12/31/96                         410              218
Retained earnings, substantially restricted                          15,578           14,688
                                                                  --------------------------
      Total stockholders' equity                                     20,847           19,730
                                                                  --------------------------
                                                                  $ 231,189        $ 222,302


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNING
                 (Dollars in Thousands Except per Share Data)


                                                                For The Three Months Ended        For The Nine Months Ended
                                                              ------------------------------    ------------------------------
                                                              Sept 30, 1997    Sept 30, 1996    Sept 30, 1997    Sept 30, 1996
                                                              -------------    -------------    -------------    -------------
                                                                        (Unaudited)                       (Unaudited)

Interest income:
  Loans receivable                                              $  3,075         $  2,943         $  9,087         $  8,626
  Mortgage-backed securities                                         628              682            1,878            1,986
  Investment securities                                              510              335            1,291            1,052
                                                                -----------------------------------------------------------
                                                                   4,213            3,960           12,256           11,664
Interest expense:
  Savings accounts                                                 2,644            2,349            7,529            6,944
  Borrowings                                                          99              116              305              352
                                                                -----------------------------------------------------------
                                                                   2,743            2,465            7,834            7,296
                                                                -----------------------------------------------------------
      Net interest income                                          1,470            1,495            4,422            4,368

Provision for loan losses                                             21               31               63               72
                                                                -----------------------------------------------------------
      Net interest income after provision for loan losses          1,449            1,464            4,359            4,296
                                                                -----------------------------------------------------------
Noninterest income:
  Gain on loans sold                                                  56               21              120               36
  Service fees on NOW accounts                                        51               55              148              157
  Other income                                                        64               56              155              163
                                                                -----------------------------------------------------------
                                                                     171              132              423              356
Noninterest expenses:
  Salaries and employee benefits                                     469              437            1,341            1,271
  Occupancy expense                                                  148              160              444              459
  Federal insurance premiums                                          32            1,259               70            1,471
  Service bureau expense                                              58               59              170              200
  Other expenses                                                     301              306              965              927
                                                                -----------------------------------------------------------
                                                                   1,008            2,221            2,990            4,328

Income before federal income taxes                                   612             (625)           1,792              324

Provision for federal income taxes                                   203             (215)             593               99
                                                                -----------------------------------------------------------
      Net Income                                                $    409         $   (410)        $  1,199         $    225


RETAINED EARNINGS-BEGINNING OF PERIOD                           $ 15,289         $ 15,235         $ 14,688         $ 14,777
  Net income                                                         409             (410)           1,199              225
  Less: dividends declared                                          (120)             (93)            (309)            (270)
                                                                -----------------------------------------------------------
RETAINED EARNINGS-END OF PERIOD                                 $ 15,578         $ 14,732         $ 15,578         $ 14,732

EARNINGS PER COMMON SHARE                                       $   0.33         $  (0.34)        $   0.98         $   0.18

DIVIDENDS DECLARED PER COMMON SHARE                             $   0.10         $   0.08         $   0.26         $   0.23


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                  For The Nine Months Ended
                                                               -------------------------------
                                                               Sept 30, 1997     Sept 30, 1996
                                                               -------------     -------------
                                                                         (Unaudited)

Cash provided by (used in) operating activities:

Net income                                                       $   1,199         $     225

Adjustments to reconcile net income to net cash provided by operating activities:

  Provision for loan losses                                             63                72
  Depreciation and amortization                                        130               121
  SAIF special assessment                                                0             1,150
  FHLB stock dividend                                                  (93)              (87)
  Increase in accrued interest receivable                             (202)             (160)
  Decrease (Increase) in other assets                                   61              (780)
  Increase in other liabilities                                         35               233
  Other, net                                                          (161)             (626)
  Loans sold                                                         6,737             2,280
  Disbursements on loans originated for sale                        (6,001)           (2,080)
                                                                 ---------------------------
      Net cash provided by operating activities                      1,768               348
                                                                 ---------------------------
Cash provided by (used in) investing activities:
  Loan principal reductions                                         22,960            23,296
  Disbursements on mortgage and other loans purchased or
   originated for investment                                       (25,858)          (32,425)
  Repayments on mortgage-backed securities                           3,851             4,434
  Purchase of available-for-sale mortgage-backed securities         (2,551)           (3,947)
  Purchase of available-for-sale investment securities             (21,644)           (4,199)
  Proceeds from the maturity of available-for-sale investment
   securities                                                        9,820             3,000
  Sale of Federal Home Loan Bank stock                                  67                17
  Procceds from the sale of real estate owned                          173               122
  Capital expenditures                                                (171)              (64)
                                                                 ---------------------------
      Net cash used in investing activities                        (13,353)           (9,766)
                                                                 ---------------------------
Cash provided by (used in) financing activities:
  Net decrease in passbook accounts and demand deposits             (5,098)           (2,698)
  Proceeds from sales of certificates of deposit                    62,206            46,048
  Payments for maturing certificates of deposit                    (48,626)          (43,955)
  Purchase of deposit accounts                                                         5,300
  Repayment of borrowed money                                         (312)             (239)
  Decrease in advances by borrowers for taxes and insurance           (435)             (563)
  Purchase of treasury stock                                                            (444)
  Proceeds from sale of common stock                                    35                49
  Payment of dividends                                                (309)             (270)
                                                                 ---------------------------
      Net cash provided by financing activities                      7,461             3,228
                                                                 ---------------------------
      Net decrease in cash                                       $  (4,124)        $  (6,190)
Cash at beginning of period                                         10,009             8,653
                                                                 ---------------------------
CASH AT END OF PERIOD                                            $   5,885         $   2,463


                The accompanying notes are an integral part of
                     the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30,1997 are not necessarily indicative of the results that may be expected for the full year. The December 31,1996 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

Effective January 1, 1997 the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this new accounting standard did not have a significant impact on the Company's Consolidated Statement of Income for the three and nine month periods ended September 30, 1997.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $8.9 million (4.0%) from $222.3 million at December 31, 1996 to $231.2 million at September 30,1997, compared to a $4.7 million (2.2%) increase for the same period in 1996.

Loan disbursements were $31.9 million during the current nine month period compared to $34.5 million during the nine months ended September 30,1996. Disbursements during the Third Quarter 1997 were $10.9 million compared to $12.5 million during the same quarter in 1996. During the current nine month period loan sales were $6.7 million. At September 30,1997, commitments to originate mortgage loans were $2.3 million. At the same date, $2.7 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $7.8 million during the nine months ended September 30,1997 to $35.2 million. This increase reflects net savings deposits of $8.5 million, loan sales of $6.7 million and loan and mortgage-backed securities repayments of $26.8 million less loan disbursements of $31.9 million and purchases of mortgage-backed securities of $2.6 million. At September 30, 1997 liquid assets were 15.2 % of total assets, which was above management's target of 8%.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30,1997. During the current nine month period, there have been no sales of investments or mortgage-backed securities. No securities are classified as trading.

                                      Amortized     Market    Unrealized    Unrealized
                                        Cost        Value       Gains         Losses
                                                       (in thousands)

Available-for-sale
  Investment securities                $29,256     $29,307      $101           $ 50
  Mortgage-backed securities            19,403      19,973       587             17
Held-to-maturity
  Mortgage-backed securities            18,017      17,885        74            206


At September 30,1997 savings deposits were $203.1 million compared to $194.6 million at December 31,1996. This is an increase of $8.5 million during the current nine month period. During the nine months ended September 30,1997, core deposits (transaction and passbook savings accounts) decreased $5.1 million. During the same period, short term certificates (two years or less) increased $7.7 million and certificates with original terms greater than two years increased $5.9 million. Interest of $2.4 million during the current quarter and $6.7 million during the current nine month period was credited to accounts. After eliminating the effect of interest credited, savings increased $1.2 million during the three months period and increased $1.8 million during the nine months ended September 30, 1997.

At September 30,1997 borrowings consisted of $6.1 million in fixed-rate Federal Home Loan Bank advances at an average cost of 6.44%. All advances are being amortized monthly.

At September 30,1997, $1.2 million of assets were classified substandard, $296,000 classified loss and $2.1 million classified as special mention compared to $1.4 million as substandard, $344,000 as loss and $2.5 million as special mention at December 31,1996. Non-accruing and accruing loans delinquent ninety days or more, net of reserves, were $795,000 at September 30,1997 and $693,000 at December 31,1996. At September 30, 1997 the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

In management's opinion, adequate reserves are available to protect against reasonably foreseeable losses that may occur on loans or repossessed assets. The following table shows the activity that has occurred on loss reserves during the nine months ended September 30,1997.


                                                 (Dollars in Thousands)

      Balance at beginning of period                     $ 981
      Charge offs                                           60
      Additions charged to operations                       63
      Recoveries                                             0
                                                         -----
      Balance at end of period                           $ 984

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At September 30,1997, net worth was $20.8 million, which is 9.02% of assets. At the same date, book value per share was $17.49 compared to $17.06 at December 31,1996.

The following table summarizes, as of September 30,1997, the regulatory capital position of our subsidiary, Franklin Savings.


Capital Standard           Actual     Required    Excess     Actual    Required    Excess
                           -------    --------    -------    ------    --------    ------
                                               (Dollars in Thousands)

Tangible                   $14,785     $3,380     $11,405     6.56%      1.50%      5.06%
Core                       $14,785     $6,760     $ 8,025     6.56%      3.00%      3.56%
Risk-based                 $15,440     $8,459     $ 6,981    14.60%      8.00%      6.60%


RESULTS OF OPERATIONS

Net income was $409,000 ($0.33 per share) for the current quarter and $1,199,000 ($0.98 per share) for the nine months ended September 30, 1997. During the Third Quarter 1996, Franklin recorded a one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF) of $1.15 million. Excluding this special assessment, net income was $349,000 ($0.29 per share) for the quarter and $984,000 ($0.81 per share) for the nine months ended September 30, 1996. After the SAIF assessment, the Company had a net loss of $410,000 ($0.34 per share) for the Third Quarter 1996 and net income of $225,000 ($0.18 per share) for the nine month period.

Net interest income, before provisions for loan losses, was $1.47 million for the current quarter and $4.42 million for the first nine months of 1997 compared to $1.50 million and $4.37 million, respectively, for the same periods in 1996. The most significant impact on the net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                  For the Nine Month Periods
                                                     ended September 30,
                                                        1997  vs  1996
                                              ----------------------------------
                                                         Increase
                                                        (Decrease)      Total
                                                          due to       Increase
                                              Volume       Rate       (Decrease)
                                              ------    ----------    ----------
                                                    (Dollars in Thousands)

Interest Income Attributable to:
  Loans Receivable (1)                        $  496      $ (34)        $  462
  Mortgage-backed Securities                    (150)        43           (107)
  Investments                                    190         41            231
  FHLB Stock                                       4          2              6
                                              --------------------------------
      Total Interest-earning Assets           $  540      $  52         $  592

Interest Expense Attributable to:
  Demand Deposits                             $   (2)     $ (11)        $  (13)
  Savings Accounts                               (40)         3            (37)
  Certificates                                   617         18            635
  FHLB Advances                                  (47)         0            (47)
                                              --------------------------------
      Total Interest-bearing Liabilities      $  528      $  10         $  538

Increase in Net Interest Income               $   12      $  42         $   54

-------------------
<F1>   Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $9.9 million to $219.9 million during the nine months ended September 30,1997 from $210.0 million for the nine months ended September 30,1996. Average interest-bearing liabilities increased $11.1 million from $194.1 million for the nine months ended September 30,1996 to $205.2 for the current nine 'month period. Thus, average net interest-earning assets decreased $1.2 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.34% for the nine months ended September 30, 1997 compared to 2.40% for the same period in 1996. The decline in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 5.01% for the nine months ended September 30, 1996 to 5.09% for the same nine month period during 1997.

                                             For the Nine Months ended
                                                September 30, 1997
                                            ---------------------------
                                              Average
                                            Outstanding      Yield/cost
                                            -----------      ----------
                                                  ($ in thousands)

Average interest-earning assets
  Loans                                      $ 153,192          7.91%
  Mortgage-backed securities                    37,220          6.73%
  Investments                                   27,753          5.75%
  FHLB stock                                     1,746          7.10%
      Total                                  $ 219,911          7.43%

Average interest-bearing liabilities
  Demand deposits                            $  23,375          2.16%
  Savings accounts                              22,969          2.76%
  Certificates                                 152,558          5.83%
  FHLB advances                                  6,293          6.46%
      Total                                  $ 205,195          5.09%

Net interest-earning assets                  $  14,716          2.34%


                                             For the Nine Months ended
                                                September 30, 1996
                                            ---------------------------
                                              Average
                                            Outstanding      Yield/cost
                                            -----------      ----------
                                                  ($ in thousands)

Average interest-earning assets
  Loans                                      $ 144,828          7.94%
  Mortgage-backed securities                    40,172          6.59%
  Investments                                   23,300          5.52%
  FHLB stock                                     1,675          6.93%
     Total                                   $ 209,975          7.41%

Average interest-bearing liabilities
  Demand deposits                            $  23,467          2.23%
  Savings accounts                              24,902          2.74%
  Certificates                                 138,444          5.82%
  FHLB advances                                  7,261          6.46%
     Total                                   $ 194,074          5.01%

Net interest-earning assets                  $  15,901          2.40%

Noninterest income was $171,000 for the quarter and $423,000 for the nine months ended September 30,1997 compared to $132,000 for the same quarter in 1996 and $356,000 for nine months ended September 30, 1996. The increase in income when comparing the three and nine month periods is the result of an increase in profits on the sale of loans.

Noninterest expenses were $1.01 million for the current quarter and $2.99 million for the current nine month period compared to $2.22 million and $4.33 million for the three and nine month periods ended September 30,1996. As a percentage of average assets, this is 1.75% for the current nine month period compared to 1.96% for the first nine months of 1996, excluding the SAIF special assessment.

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

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5.  OTHER INFORMATION

         A.  Press Release Dated September 25, 1997
         B.  Press Release Dated October 16, 1997


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                         First Franklin Corporation
                  4750 Ashwood Drive Cincinnati, Ohio 45241
                      (513) 469-8000 Fax (513)469-5360



September 25, 1997


FOR IMMEDIATE RELEASE

CONTACT:   Thomas H. Siemers
           President and CEO
           (513) 469-8000


The Board of Directors of First Franklin Corporation declared a dividend of $.10 per share payable October 20,1997 to shareholders of record October 3,1997. This dividend, the thirty-sixth consecutive paid by the Company, is a 25% increase over the dividend paid in the previous quarter.

First Franklin is the parent organization of Franklin Savings, which has seven offices in Greater Cincinnati.

                         First Franklin Corporation
                  4750 Ashwood Drive Cincinnati, Ohio 45241
                      (513) 469-8000 Fax (513) 469-5360



October 16,1997


FOR IMMEDIATE RELEASE

CONTACT:   Thomas H. Siemers
           President and CEO
           (513) 469-8000


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $409,000 ($0.33 per share) for the third quarter of 1997 and $1,199,000 (0.98 per share) for the first nine months of the year. This compares to earnings, excluding a special assessment to recapitalize the Savings Association Insurance Fund (SAIF) of $1.15 million, of $349,000 ($0.29 per share) for the third quarter of 1996 and $984,000 ($0.81 per share) for the nine months ended September 30,1996. After the SAIF assessment, the Company had a net loss of $410,000 ($0.34 per share) for the third quarter of 1996 and net income of $225,000 ($0.18 per share) for the first nine months of 1996.

First Franklin conducts its business through its subsidiary, Franklin Savings, with seven full service offices located in Greater Cincinnati.

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



Date: November 1, 1997