Form 10KSB40
period 1997-12-31
FIRST FRANKLIN CORP
filed 1998-03-31
CIK 742161

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                                             -----------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

                         Commission File Number: 0-16362
                                                 -------

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                -------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                -------------------------------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $17.09 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The Nasdaq National Market as of March 11, 1998, was $23.93 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,192,029 of the issuer's common shares were issued and outstanding on March 11, 1998.

          Documents Incorporated by Reference and Included as Exhibits:
     Part II of Form 10-KSB - Portions of 1997 Annual Report to Stockholders
            Part III of Form 10-KSB - Portions of Proxy Statement for
                       1998 Annual Meeting of Stockholders

Transitional Small Business Disclosure Format     Yes         No    X
                                                       ----       -----

                          Index to Exhibits on page 33

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

         As a Delaware corporation, the Company is authorized to engage in any activity permitted by Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). The assets of the Company, on an unconsolidated basis, consist primarily of cash, investment securities and the stock of Franklin and DirectTeller Systems, Inc.

         Congress is considering legislation to eliminate the separate federal regulation of savings and loan associations. As a result, the Company might become subject to a different form of holding company regulation, which may limit the activities in which it may engage and subject it to additional regulatory requirements, including separate capital requirements. The Company cannot predict when or whether Congress may actually pass such legislation or whether such legislation will actually change the regulation and permissible activities of the Company. Although such legislation may change the activities in which the Company may be authorized to engage, it is not anticipated that its current activities will be materially affected.

         The executive offices of the Company are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-5352.

THE FRANKLIN SAVINGS AND LOAN COMPANY

         Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and its seven branch offices in Hamilton County, Ohio. Franklin was originally chartered under the name Green Street Number 2 Loan and Building Company in 1883. At December 31, 1997, Franklin had approximately $225.14 million of assets, deposits of approximately $202.39 million and stockholders' equity of approximately $15.69 million.

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

         Accepting deposits and originating loans subjects Franklin to interest rate risk when there is a timing difference between the repricing or maturity of the deposits and the repricing or maturity of the loans. Franklin originates adjustable-rate mortgage loans ("ARMs") and purchases adjustable-rate mortgage-backed securities in order to reduce the gap between the effective maturities or repricing of its liabilities and assets.

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

         Franklin's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF") up to maximum levels permitted. Franklin is subject to examination and comprehensive regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), the OTS and the FDIC. Franklin is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System. Franklin is subject to regulations of the Federal Reserve Board (the "FRB") with respect to reserves required to be maintained against certain deposits and certain other matters. See "Regulation."

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. As a result, Congress may eliminate the OTS, and Franklin may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Franklin may engage and would probably subject Franklin to more regulation by the FDIC. Franklin and the Company cannot predict when or whether Congress may actually pass legislation regarding Franklin's regulatory requirements or charter. Although such legislation may change the activities in which Franklin may engage, it is not anticipated that its current activities will be materially affected by those activity limits.

         Franklin's executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number at that address is (513) 469-8000.

LENDING ACTIVITIES

         GENERAL. The primary source of revenue to Franklin is interest and fee income from lending activities. The principal lending activity of Franklin is investing in conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes loans secured by multi-family residential and nonresidential real estate and consumer loans, and occasionally purchases participation interests in multi-family and nonresidential real estate loans originated by other lenders.

         Franklin's current lending strategy is to originate and sell fixed-rate loans, while retaining the servicing rights on such loans, and to originate adjustable-rate loans for retention in its own portfolio. When consumer demand for ARMs declines, Franklin may purchase adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 1997, interest rates offered on fixed-rate loans declined from levels experienced during the past few years, so demand for fixed-rate mortgage loans increased. This increase in originations of fixed rate mortgage loans allowed Franklin to increase the amount of loans sold during 1997 to $11.65 million from $3.46 million during 1996. No loans were held for sale at December 31, 1997.

         During 1996, Franklin entered into an agreement with the Student Loan Funding Corporation to sell all student loans that are in the repayment stage. Loans totaling $842,000 were sold under that agreement in 1996 at a profit of $11,000. In 1997 sales were $354,000 at a profit of $7,300.

         The following table sets forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:




                                                             At December 31,
                                 ----------------------------------------------------------------------
                                         1997                     1996                    1995
                                 --------------------     --------------------     --------------------
                                  Amount      Percent      Amount      Percent      Amount     Percent
                                 --------    --------     --------    --------     --------    --------
                                                         (Dollars in thousands)

Type of loan
------------
Loans secured by real estate:
   Residential                   $128,152       66.91%    $127,046       65.92%    $119,921       64.43%
   Nonresidential                  18,071        9.43       15,126        7.85       12,453        6.69
   Construction                     6,130        3.20        7,719        4.00        8,042        4.32
Consumer and other loans            3,829        2.00        4,120        2.14        4,738        2.55
                                 --------    --------     --------    --------     --------    --------
                                  156,182       81.54      154,011       79.91      145,154       77.99
                                 --------    --------     --------    --------     --------    --------

Loans held for sale                     -           -            -           -            -           -

Mortgage-backed securities
   Held to maturity                17,158        8.95       19,622       10.18       22,258       11.96
   Available for sale              18,208        9.51       19,107        9.91       18,701       10.05
                                 --------    --------     --------    --------     --------    --------
                                   35,366       18.46       38,729       20.09       40,959       22.01
                                 --------    --------     --------    --------     --------    --------
     Total loans receivable
       (before net items)        $191,548      100.00%    $192,740      100.00%    $186,113      100.00%
                                 ========    ========     ========    ========     ========    ========

Type of rate
------------
Fixed rate                       $ 85,265       44.51%    $ 78,677       40.82%    $ 70,551       37.91%
Adjustable rate                   104,759       54.69      112,123       58.17      111,365       60.91
Passbook adjustable rate(1)         1,524        0.80        1,940        1.01        2,197        1.18
                                 --------    --------     --------    --------     --------    --------

     Total loans receivable
       (before net items)        $191,548      100.00%    $192,740      100.00%    $186,113      100.00%
                                 ========    ========     ========    ========     ========    ========

Type of security
----------------
Residential:
   Single-family                 $152,199       79.46%    $154,136       79.97%    $149,019       80.07%
   2-4 family                       8,125        4.24        8,214        4.26        8,078        4.34
   Multi-family                     8,124        4.24        8,781        4.56        8,914        4.79
Nonresidential real estate         19,271       10.06       17,489        9.07       15,364        8.25
Student loans                         415        0.22          533         .28        1,210        0.65
Consumer and other loans            3,414        1.78        3,587        1.86        3,528        1.90
                                 --------    --------     --------    --------     --------    --------

     Total loans receivable
       (before net items)        $191,548      100.00%    $192,740      100.00%    $186,113      100.00%
                                 ========    ========     ========    ========     ========    ========
-------------------------------

(1)      Loans have interest rates that adjust in accordance with the rates paid on Franklin's passbook savings accounts.

         The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:


                                                         At December 31,
                                              -------------------------------------
                                                 1997         1996          1995
                                              ---------     ---------     ---------
                                                         (In thousands)
Gross loans receivable and mortgage-backed
   securities (before net items)              $ 191,548     $ 192,740     $ 186,113

Less:
   Loans in process                               2,256         2,708         4,171
   Deferred loan fees                               162           241           447
   Allowance for possible loan losses             1,015           929           947
   Unearned (expense) income                         (4)           (3)          170
   Unrealized gain on available for sale
     mortgage-backed securities                    (547)         (395)         (263)
                                              ---------     ---------     ---------

     Total                                        2,882         3,480         5,472
                                              ---------     ---------     ---------

Loans receivable and mortgage-backed
   securities - net                           $ 188,666     $ 189,260     $ 180,641
                                              =========     =========     =========


         The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change. Loans with interest rates tied to the interest rates of Franklin's passbook accounts are included as maturing during the period ending December 31, 1998.


                    One- to four-family
                        real estate         Other real estate       Mortgage-backed         Consumer and
                      mortgage loans         mortgage loans            securities            other loans               Total
                    -------------------    -------------------    -------------------    -------------------    -------------------
                               Weighted                Weighted              Weighted               Weighted               Weighted
                                average                average                average                average                average
                     Amount      rate       Amount      rate       Amount      rate       Amount      rate       Amount      rate
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
                                                                (Dollars in thousands)
Due during years
ending December 31:

1998                $ 47,505       7.56%   $  9,459       8.74%   $ 14,397       7.10%   $  2,112       8.09%   $ 73,473       7.64%
1999 and 2000         23,901       7.86       8,682       8.47       1,650       5.34         702       8.83      34,935       7.91
2001 and 2002          2,893       8.49       3,689       8.81           -          -         702       8.56       7,284       8.66
2003 to 2007           6,949       7.51       1,556       9.06       1,012       7.08         144       8.83       9,661       7.73
2008 to 2017          15,525       7.57         892       8.51       9,470       6.33         151       9.21      26,038       7.16
2018 and following    29,854       7.67       1,449       8.22       8,837       7.17          17       8.49      40,157       7.58
                    --------   --------    --------   --------    --------   --------    --------   --------    --------   --------
Total               $126,627       7.66%   $ 25,727       8.64%   $ 35,366       6.83%   $  3,828       8.39%   $191,548       7.65%
                    ========   ========    ========   ========    ========   ========    ========   ========    ========   ========


         As of December 31, 1997, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 1998, consisted, of $37.49 million of adjustable-rate loans and $80.59 million of fixed-rate loans.

         The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                                          Year ended December 31,
                                                  -------------------------------------
                                                      1997           1996          1995
                                                  --------       --------      --------
Loans originated:
   One- to four-family                            $ 43,275       $ 34,598      $ 27,994
   Multi-family                                         72          2,405           500
   Nonresidential                                      825          1,047         2,335
   Land                                                 82            612           293
   Consumer                                          3,278          2,718         2,482
                                                  --------       --------      --------
    Total loans originated                          47,532         41,380        33,604
Mortgage-backed securities purchased                 2,551          4,005        10,143
Loans purchased                                         24          1,058           569
                                                  --------       --------      --------
      Total loans originated and
        mortgage-backed securities and loans        50,107         46,443        44,316
                                                  --------       --------      --------
        purchased

Loans sold:
    One- to four-family                             11,651          3,444           910
    Multi-family                                         -            608             -
    Student                                            354            842             -
Principal reductions and payoffs                    39,294         34,922        32,691
                                                  --------       --------      --------
Increase (decrease) in loans receivable             (1,192)         6,627        10,715
Increase in net items                                  598          1,992           430
                                                  --------       --------      --------
Net increase (decrease) in loans receivable       $   (594)      $  8,619      $ 11,145
                                                  ========       ========      ========


         In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. When loans are sold, Franklin typically retains the responsibility for servicing the loans. During 1997, Franklin sold approximately $11.65 million in fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1997, Franklin serviced $57.84 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 1997 were $47.53 million, an increase of 14.87% above 1996 levels. This increase in loan originations was the result of a favorable interest rate environment and a more aggressive loan origination strategy. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and -Liquidity" in the Annual Report.

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

        Based on the 15% Lending Limit, Franklin was able to lend approximately $2.38 million to one borrower at December 31, 1997. Franklin had no outstanding loans in excess of such limit at December 31, 1997.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Franklin's lending program has been the origination of loans secured by one- to four-family residences. At December 31, 1997, $160.32 million, or 83.70%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in Southwestern Ohio.

         In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report. During 1997, as a result of declining interest rates, originations of ARMs decreased and originations of thirty-year and fifteen-year fixed-rate mortgage loans, many of which are eligible for sale in the secondary market, increased. Origination and retention of fixed-rate loans tends to increase Franklin's exposure to changes in interest rates but also increases interest income because of the higher yields on fixed-rate loans.

         Franklin currently offers one- to four-family residential ARMs with adjustment periods ranging from one to three years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 1997, ARMs (not including loans with interest rates tied to the rates paid on Franklin's passbook accounts) totaled $104.76 million.

         Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 1997, $1.32 million of Franklin's ARMs were delinquent thirty days or more. This represents 1.26% of all ARMs outstanding at that date, a decrease of $280,000, or 17.50% from the prior year. See "- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

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

         MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING. As of December 31, 1997, approximately $27.40 million, or 14.30%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of real estate loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Franklin does not generally require third party takeout commitments prior to originating loans on construction projects as it typically provides permanent financing on such projects.

         While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in three years or less. Loan fees on originated loans have generally been 1.0% of the original loan amount (plus expenses). At December 31, 1997, $25.99 million, or 94.85%, of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located within the State of Ohio or in locations within 25 miles of Cincinnati.

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

         Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 1997, one had a principal balance of more than $1.0 million and seven others had principal balances in excess of $500,000. At December 31, 1997, Franklin had eight borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $11.37 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $2.27 million.

         Multi-family residential and nonresidential real estate loans are made at higher rates and for shorter terms than those generally obtainable for one- to four-family residential mortgage loans. Multi-family residential and nonresidential real estate lending, however, entails additional credit risk as compared to one- to four-family residential mortgage lending, and the borrower typically depends upon income generated by the collateral real estate project to cover operating expenses and debt service. Therefore, the payment experience on loans secured by income producing properties typically is dependent on the successful operation of the related project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Finally, because of the complexity of many multi-family residential and nonresidential real estate projects, it may be difficult to accurately assess the value of the underlying projects. For these and other reasons, Franklin could experience problems in certain of its investments in multi-family residential and nonresidential real estate loans. See "-Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

         Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 1997, Franklin's nonresidential mortgage loan portfolio was $19.27 million, or 122.82% of its total capital.

         CONSUMER LENDING. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. At December 31, 1997, $3.83 million, or 2.00%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer loans. Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, they typically carry higher yields and have shorter terms to maturity than such loans.

        MORTGAGE-BACKED SECURITIES. In recent years, at times when loan demand declines, Franklin has purchased mortgage-backed securities insured or guaranteed by government agencies. Franklin intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At December 31, 1997, mortgage-backed securities totaled approximately $35.37 million, or 18.46% of total loans and mortgage-backed securities, of which $17.16 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin's balance sheet at cost. The market value of the $17.16 million in mortgage-backed securities designated as being held to maturity as of December 31, 1997, was $17.17 million. The remaining $18.21 million in mortgage-backed securities held at December 31, 1997, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

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

        Franklin has also invested $469,000 in a collateralized mortgage obligation ("CMO"), which is secured by mortgages on multi-family apartment complexes. Although it can be useful for hedging and investment, a CMO can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." Franklin's CMO is not in such "high-risk" category.

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

        At December 31, 1997, Franklin had $21.46 million, or 60.67%, in fixed rate mortgage-backed securities. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin's earnings, particularly in a rising interest rate environment.

         At December 31, 1997, $13.91 million, or 39.33%, of Franklin's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. In addition, Franklin has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Franklin is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report.

         The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities at the dates indicated:


                                                           At December 31, 1997
                                             ------------------------------------------------
                                                           Gross         Gross
                                            Amortized    unrealized    unrealized  Estimated
                                               cost        gains        losses     fair value
                                             --------     --------     --------    ----------
                                                             (In thousands)
Mortgaged-backed securities held
   to maturity:
   FHLMC participation certificates          $  9,795     $    144     $     31     $  9,908
   FNMA participation certificates              6,894            -          106        6,788
   CMOs                                           469            -            -          469
                                             --------     --------     --------     --------
                                             $ 17,158     $    144     $    137     $ 17,165
                                             ========     ========     ========     ========
Mortgage-backed securities available for
   sale:
   FHLMC participation certificates          $  3,143     $    111     $      -     $  3,254
   FNMA participation certificates              7,033          166            9        7,190
   GNMA participation certificates              8,032          278            -        8,310
                                             --------     --------     --------     --------
                                             $ 18,208     $    555     $      9     $ 18,754
                                             ========     ========     ========     ========



                                                         At December 31, 1996
                                            ------------------------------------------------
                                                          Gross       Gross
                                            Amortized   unrealized  unrealized    Estimated
                                              cost        gains        losses     fair value
                                            --------     --------     --------    ----------
                                                             (In thousands)
Mortgaged-backed securities held
   to maturity:
   FHLMC participation certificates         $ 11,198     $      -     $    113     $ 11,085
   FNMA participation certificates             7,946            -          260        7,686
   CMOs                                          478            -            -          478
                                            --------     --------     --------     --------
                                            $ 19,622     $      -     $    373     $ 19,249
                                            ========     ========     ========     ========
Mortgage-backed securities available for
   sale:
   FHLMC participation certificates         $  3,628     $     92     $      -     $  3,720
   FNMA participation certificates             5,909          113            8        6,014
   GNMA participation certificates             9,570          199            -        9,769
                                            --------     --------     --------     --------
                                            $ 19,107     $    404     $      8     $ 19,503
                                            ========     ========     ========     ========

         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at December 31, 1997 and 1996, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                Amortized cost at December 31,
                                                ------------------------------
                                                   1997                    1996
                                                 -------                 -------
                                                            (In thousands)

Due within one year                              $   488                 $   272
Due after one through three years                  1,650                     639
Due after three years through five years               -                   1,907
Due after five years through ten years             1,012                   1,163
Due after ten years through twenty years           9,997                   8,288
Due after twenty years                            22,219                  26,460
                                                 -------                 -------
                                                 $35,366                 $38,729
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

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" and "doubtful". For the portion of assets classified as loss, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of the asset portfolio of an institution. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. At December 31, 1997, $1.17 million of Franklin's loans and other assets were classified as "substandard," $333,000 were classified as "loss," no assets were classified as "doubtful" and $1.99 million were classified "special mention," for a total $3.50 million, or 2.29%, of Franklin's loans receivable (net) designated as classified or special mention assets.

         The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                            At December 31,
                                      ----------------------------------------------------------
                                       1997         1996         1995         1994         1993
                                      ------       ------       ------       ------       ------
                                                             (In thousands)

30-59 days                            $1,174       $2,551       $1,010       $  889       $1,238
60-89 days                               933          699          902          392        1,212
90 days and over                         988          694        1,017        1,128        2,005
                                      ------       ------       ------       ------       ------
  Total                               $3,095       $3,944       $2,929       $2,409       $4,455
                                      ======       ======       ======       ======       ======


         The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Under that standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 1997, the Company had not identified any loans as impaired.

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

                                                                      At December 31,
                                                  ------------------------------------------------------
                                                    1997        1996        1995        1994        1993
                                                  ------      ------      ------      ------      ------
                                                                     (In thousands)
Non-accruing loans:
  Residential real estate                         $  249      $  154      $  368      $  383      $  945
  Nonresidential real estate                           -           -           -         138         611
  Consumer                                           200         214         204         354         173
                                                  ------      ------      ------      ------      ------
     Total                                           449         368         572         875       1,729
                                                  ------      ------      ------      ------      ------
     Total as a percentage of total assets          0.19%       0.17%       0.27%       0.45%       0.87%

Accruing loans delinquent more than 90 days:
  Residential real estate                            599         325         422         243         273
  Nonresidential real estate                           -           -           -           -           -
  Consumer                                             -           -          23          10           3
                                                  ------      ------      ------      ------      ------
   Total                                             599         325         445         253         276
                                                  ------      ------      ------      ------      ------
   Total as a percentage of total assets            0.26%       0.15%       0.21%       0.13%       0.14%

Repossessed assets:
  Residential real estate                              -         233           -           -          54
  Nonresidential real estate                           -           -           -           -         435
                                                  ------      ------      ------      ------      ------
   Total                                               -         233           -           -         489
                                                  ------      ------      ------      ------      ------
   Total as a percentage of total assets               -        0.10%          -           -        0.25%

Renegotiated loans                                   281         321         355       1,047       1,113
                                                  ------      ------      ------      ------      ------

  Total non-performing assets                     $1,329      $1,247      $1,372      $2,175      $3,607
                                                  ======      ======      ======      ======      ======
  Total non-performing assets as a percentage
  of total assets                                   0.58%       0.56%       0.64%       1.13%       1.81%
                                                  ======      ======      ======      ======      ======

Other loans of concern:
  Residential real estate                         $  424      $  224      $  888      $  587      $  411
  Nonresidential real estate                          57         355         389           -           -
  Consumer                                            15           2           9          12           1
                                                  ------      ------      ------      ------      ------
   Total                                          $  496      $  581      $1,286      $  599      $  412
                                                  ======      ======      ======      ======      ======

   Total as a percentage of total assets            0.22%       0.26%       0.60%       0.31%       0.21%
                                                  ======      ======      ======      ======      ======

Unallocated allowance for loan losses             $  602      $  557      $  525      $  599      $  595
                                                  ======      ======      ======      ======      ======

  Total allowance for loan losses                 $1,015      $  929      $  947      $1,256      $1,248
                                                  ======      ======      ======      ======      ======


         For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $30,000. The amount which was included in interest income on such loans was $16,800 for the year ended December 31, 1997.

         As of December 31, 1997, except for other loans of concern discussed herein, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         As of December 31, 1997, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

         Franklin's non-accruing loans at December 31, 1997, consisted of four one- to four-family residential loans with an aggregate book value of $249,000 and 23 consumer loans with an aggregate book value of $200,000. At December 31, 1997, accruing loans delinquent more than 90 days consisted of eight loans totaling $599,000 secured by one- to four-family residential real estate.

         Renegotiated loans consisted of a $281,000 interest in a $1.61 million loan, after the reduction described below, secured by a 50-unit motel located in Cincinnati, Ohio. During 1991, the contractual balance on this loan was reduced by $1.2 million because the property would not support the higher loan amount. At the time of this reduction the interest rate was increased from 7.50% to 10% and the term of the loan shortened from July 1, 2017 to September 1, 1996, with one three-year extension, which has been made. As of December 31, 1997, loss reserves of $163,000 had been established against this loan resulting in a net book value of $118,000.

         Other loans of concern at December 31, 1997, included seven loans totaling $424,000 secured by one- to four-family residential real estate, one commercial loan of $57,000 and one consumer loan totaling $15,000.

         It is management's policy to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines that losses are expected to be incurred on the underlying properties. In establishing such loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin's loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 1997, Franklin had $1.02 million of such allowances, $413,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and -Results of Operations" in the Annual Report.

         The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                                    Year ended December 31,
                                                  ------------------------------------------------------
                                                    1997        1996        1995        1994        1993
                                                  ------      ------      ------      ------      ------
                                                                   (Dollar in thousands)

Balance at beginning of period                    $  981      $  947      $1,256      $1,279      $1,345

Charge-offs:
   One- to four-family                                24          31         161          67          28
   Multi-family                                       37          16           -           -         334
   Nonresidential real estate                          -           -           -          19           -
   Consumer                                            2          11         178           -          30
                                                  ------      ------      ------      ------      ------
     Total charge-offs                                63          58         339          86         392
                                                  ------      ------      ------      ------      ------

Recoveries:
   One- to four-family                                 -           -           -           1           -
   Multi-family                                        -           -           -           -           -
   Nonresidential real estate                          -           -           -           -           -
   Consumer                                           13           -           -           -           1
                                                  ------      ------      ------      ------      ------
     Total recoveries                                 13           -           -           1           1
                                                  ------      ------      ------      ------      ------

Net charge-offs                                       50          58         339          85         391
Additions charged to operations                       84          92          30          62         325
                                                  ------      ------      ------      ------      ------
Balance at end of period                          $1,015      $  981      $  947      $1,256      $1,279
                                                  ======      ======      ======      ======      ======

Ratio of net charge-offs during the period to
average loans outstanding during the period         0.03%       0.04%       0.25%       0.06%       0.28%
                                                  ======      ======      ======      ======      ======

Ratio of net charge-offs during the period to
average non-performing assets                       3.84%       4.52%      19.11%       2.94%       9.84%
                                                  ======      ======      ======      ======      ======

         The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:


                                                                      At December 31,
                                  ---------------------------------------------------------------------------------------------
                                             1997                           1996                           1995
                                  ----------------------------   ---------------------------    ----------------------------
                                                  Percent of                    Percent of                      Percent of
                                                loans in each                 loans in each                   loans in each
                                                  category                       category                       category
                                    Amount      to total loans     Amount     to total loans      Amount      to total loans
                                  ----------    --------------   ----------   --------------    ----------    --------------
                                                                    (Dollars in thousands)
Loans:
   One- to four-family            $       32          83.70%        $     -          84.23%     $       14          84.41%
   Multi-family                          115           4.24             115           4.56             147           4.79
   Nonresidential real estate            187          10.06             187           9.07             187           8.25
   Consumer                               79           2.00              70           2.14              74           2.55
   Unallocated                           602              -             557              -             525              -
                                  ----------     ----------      ----------     ----------      ----------     ----------
     Total loans (1)                   1,015         100.00%            929         100.00%            947         100.00%
                                                 ==========      ----------     ==========      ----------     ==========

Repossessed assets:
   One- to four-family                     -                             52                              -
   Nonresidential real estate              -                              -                              -
                                  ----------                     ----------                     ----------
     Total repossessed assets              -                             52                              -
                                  ----------                     ----------                     ----------
     Total allowances             $    1,015                     $      981                     $      947
                                  ==========                     ==========                     ==========






                                                       At December 31,
                                  -----------------------------------------------------------
                                             1994                             1993
                                  ---------------------------    ----------------------------
                                                  Percent of                     Percent of
                                               loans in each                   loans in each
                                                  category                       category
                                     Amount    to total loans      Amount      to total loans
                                  ----------   --------------    ----------    --------------
                                                    (Dollars in thousands)
Loans:
   One- to four-family            $       31          83.99%     $       12          83.34%
   Multi-family                          145           5.64             158           6.29
   Nonresidential real estate            262           7.60             262           7.84
   Consumer                              219           2.77             221           2.53
   Unallocated                           599              -             595              -
                                  ----------     ----------      ----------     ----------
     Total loans (1)                   1,256         100.00%          1,248         100.00%
                                  ----------     ==========      ----------     ==========

Repossessed assets:
   One- to four-family                     -                             31
   Nonresidential real estate              -                              -
                                  ----------                     ----------
     Total repossessed assets              -                             31
                                  ----------                     ----------
     Total allowances             $    1,256                     $    1,279
                                  ==========                     ==========


-----------------

(1) All allowances for loan losses are specific allowances, except for the unallocated category.

INVESTMENT ACTIVITIES

         The Company invests primarily in United States Treasury and agency securities, bank certificates of deposit, obligations issued by states or municipalities and FHLB overnight funds. Franklin is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. The balance of the securities investments maintained by the Company in excess of regulatory requirements reflects, for the most part, management's primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces the Company's vulnerability to changes in interest rates. See Note 2 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management and - Liquidity" in the Annual Report.

         The OTS also requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and specifies factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. Franklin believes that it currently holds and reports its securities in a manner consistent with the OTS requirements. See
Note 1 of the Notes to the Consolidated Financial Statements in the Annual Report for a discussion on the adoption of SFAS No. 115, "Accounting for Certain Debt and Equity Securities."

        The following table presents the amortized cost and market values of Franklin's investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

                                                                      December 31,
                                    ----------------------------------------------------------------------------------
                                             1997                         1996                         1995
                                    ----------------------       -----------------------       -----------------------
                                    Amortized      Market        Amortized       Market        Amortized       Market
                                      Cost          Value           Cost         Value            Cost         Value
                                    -------        -------        -------        -------        -------        -------
                                                                      (In thousands)
Available for sale:
  U.S. Government and agency
    obligations                     $28,634        $28,658        $16,394        $16,285        $17,884        $17,713
  Obligations of states and
    municipalities                    1,106          1,171          1,030          1,073            955          1,049
                                    -------        -------        -------        -------        -------        -------
     Total                          $29,740        $29,829        $17,424        $17,358        $18,839        $18,762
                                    =======        =======        =======        =======        =======        =======


         The composition and maturities of the investment securities portfolio are indicated in the following table:

                                                                   At December 31, 1997
                                    ----------------------------------------------------------------------------------
                                    Less than      1 to 5         5 to 10          Over            Total investment
                                      1 year        years          years         10 years             securities
                                    -------        -------        -------        -------        -------        -------
                                   Amortized      Amortized      Amortized      Amortized      Amortized      Amortized
                                      Cost           Cost           Cost           Cost          Cost           Cost
                                    -------        -------        -------        -------        -------        -------
                                                                  (Dollars in thousands)

U.S. Government and agency
   obligations                        $ 5,399         $ 6,239         $16,996         $     -         $28,634         $28,658
Obligations of states and
   municipalities                         410             100             450             146           1,106           1,171
                                      -------         -------         -------         -------         -------         -------

   Total investment securities        $ 5,809         $ 6,339         $17,446         $   146         $29,740         $29,829
                                      =======         =======         =======         =======         =======         =======

Weighted average yield(1)                5.20%           6.38%           6.97%           6.25%           6.49%

----------------------------

(1)      Yields reflected have not been computed on a tax equivalent basis.

SOURCES OF FUNDS

         GENERAL. Deposit accounts have traditionally been the principal source of Franklin's funds for use in lending and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings from the FHLB, cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Liquidity" in the Annual Report.

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

         The principal types of savings accounts held by Franklin at December 31, 1997, and the applicable rates are summarized as follows:

                                 Average rate     Minimum deposit      Amount(1)      Percentage of total deposits
                                 ------------     ---------------      ---------      ----------------------------
                                                                     (In thousands)
Transaction accounts:

Passbook savings                      2.75%           $   100            $ 22,554                   49.73%
NOW                                   1.83                100              13,311                   29.35
Super NOW                             2.11              2,500               1,918                    4.23
Money market                          2.94              2,500               7,569                   16.69
                                      ----                               --------                  ------
   Total transaction accounts         2.48%                              $ 45,352                  100.00%
                                      ====                               ========                  ======

Certificates of deposit:

7-31 day                              3.00%           $ 2,500            $    198                    0.13%
91 day                                3.00              2,500                  95                    0.06
Six months                            5.54              2,500              36,755                   23.43
One year                              5.76                500              34,293                   21.86
18 months                             5.90                500              21,545                   13.74
Two years                             5.89                500              23,653                   15.08
Three years                           5.96                500              13,849                    8.83
Five years                            5.73              2,500              22,433                   14.30
Jumbo certificates(2)                 5.19            100,000               3,687                    2.35
Other(2)                              6.25                500                 346                    0.22
                                      ----                               --------                  ------
   Total certificates                 5.74%                              $156,854                  100.00%
                                      ====                               ========                  ======
-----------------------------

(1)      Includes $28.83 million of deposits held in IRA and Keogh accounts.

(2)      Maturities vary.


         All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. At December 31, 1997, such rates were 2.75% per annum for passbook savings accounts, 1.99% per annum for regular NOW accounts and 2.11% per annum for Super NOW accounts. The rates paid on Money Market Accounts vary depending on the balance in the account.

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

         The following table sets forth information relating to Franklin's savings flows during the periods shown and total savings at the end of the periods shown:


                                                        Year ended December 31,
                                          --------------------------------------------
                                            1997             1996                1995
                                          --------         --------           --------
                                                        (In thousands)

         Opening balance                  $194,648         $184,574           $172,502
         Deposits                          329,176          321,414            302,026
         Withdrawals                      (330,673)        (319,646)          (297,779)
         Interest credited                   9,055            8,306              7,825
                                          --------         --------           --------

         Ending balance                   $202,206         $194,648           $184,574
                                          ========         ========           ========


         The following table sets forth, as of December 31, 1997, the amounts of certificates of deposit maturing during the years indicated:

                                                 Amounts maturing in the year
                                                     ending December 31,
                              -------------------------------------------------------------------
                                                                                          2001 and
                               1998                1999                 2000             thereafter
                              --------            -------              -------             ------
                                                        (In thousands)
4.00% and less                $    420            $     -              $     -             $    8
4.01% -  5.00%                  14,147                914                    -                  -
5.01% -  6.00%                  99,543             21,111                3,119              4,370
6.01% -  7.00%                   1,587                966                9,889                279
7.01% -  8.00%                     105                  9                   19                 58
8.01% -  10.00%                    133                 46                    -                 80
10.01% and over                     51                  -                    -                  -
                              --------            -------              -------             ------
   Total                      $115,986            $23,046              $13,027             $4,795
                              ========            =======              =======             ======

         The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:

                                                          Year ended December 31,
                                          -----------------------------------------------------
                                          1997                    1996                    1995
                                          ------                 -------                -------
                                                             (In thousands)
Change in deposit balances:
Passbook savings                         $(1,573)              $    (177)               $(5,049)
NOW accounts                                (142)                   (228)                   390
Money market accounts                     (2,005)                    296                 (2,204)
Certificates:
   7-31 day                                 (382)                     37                   (224)
   91 day                                    (39)                     34                   (168)
   6 months                                3,311                   4,927                 18,111
   One year                                8,124                   3,309                 (1,040)
   18 months                              (1,862)                  7,767                 11,800
   Two years                               9,542                   3,029                   (409)
   Thirty-two months                         (14)                 (4,289)                (9,336)
   Three years                            (6,261)                   (573)                 6,564
   Five years                             (1,424)                 (4,632)                (5,973)
   Jumbo certificates                        499                     309                   (175)
   Other                                    (216)                    265                   (215)
                                          ------                 -------                -------
   Total increase                         $7,558                 $10,074                $12,072
                                          ======                 =======                =======


         The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 1997:


                                                                       Maturity
                                    ------------------------------------------------------------------------------------
                                                      Over               Over
                                   3 Months           3 to 6            6 to 12              Over
                                    or Less           Months             Months            12 Months             Total
                                    -------           -------           -------             -------             --------
                                                                    (In thousands)
Certificates of deposit less
   than $100,000                    $19,567           $32,476           $50,264             $36,648             $138,955

Certificates of deposit of
   $100,000 or more                   3,763             3,744             6,172               4,220               17,899
                                    -------           -------           -------             -------             --------

Total certificates of
   deposit                          $23,330           $36,220           $56,436             $40,868             $156,854
                                    =======           =======           =======             =======             ========


         Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds and to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) and to reduce, although not eliminate, the flow of funds away from depository institutions into alternative investment vehicles such as government and corporate securities. In addition, Franklin has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest-rate conscious. Therefore, the ability of Franklin to attract and maintain deposits, and the cost and term of repricing of its funds, has been, and will continue to be, significantly affected by money market conditions.

         BORROWINGS. As a member of the FHLB of Cincinnati, Franklin is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions which apply. Franklin's FHLB advances outstanding at December 31, 1997, were $5.46 million.

         The following table shows the FHLB advances outstanding as of December 31, 1997, by interest rate and maturity date:

                                  Maturity Date         Interest Rate     Outstanding balance
                                  -------------         -------------     -------------------
                                                                              (In thousands)

                                    05/01/06                 8.15%                $   328
                                    10/01/10                 6.35                   3,659
                                    12/01/10                 6.30                   1,475
                                                                                  -------
                                                                                   $5,462
                                                                                  =======

         Franklin's only short-term borrowings (borrowings with remaining maturities of one year or less) during the year were FHLB advances. The following table sets forth the maximum amount of short-term FHLB advances outstanding at any month-end during the periods shown and the average aggregate balances of short-term FHLB advances for such periods:

                                                                    Year ended December 31,
                                                        ---------------------------------------------
                                                         1997                1996                1995
                                                        ------               ----                ----
                                                                  (Dollars in thousands)

Maximum amount of borrowings outstanding                $1,874               $883                $322
Total average amount of borrowings
    outstanding                                         $  976               $443                $113
Weighted average interest cost of borrowings
    outstanding                                           6.46%              6.47%               6.16%

SUBSIDIARY ACTIVITIES OF FRANKLIN

         Franklin has one subsidiary, Madison Service Corporation ("Madison"), organized on February 22, 1972. Madison's only activity is its contract with a third party registered broker dealer which offers mutual funds and brokerage services at offices of Franklin. As of December 31, 1997, Franklin's investment in Madison was $110,000.

         Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in its service corporation at December 31, 1997, did not exceed these limits.

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

SUBSIDIARY ACTIVITIES OF THE COMPANY

         In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in this company and its investment in DirectTeller at December 31, 1997, was $50,000.

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

         As of December 31, 1997, based on total assets, Franklin was the eighth largest thrift institution headquartered in Hamilton County, Ohio.

EMPLOYEES

         At December 31, 1997, Franklin had 44 full-time equivalent employees and 15 part-time employees.

YEAR 2000 CONSIDERATION

         Franklin's lending and deposit activities are virtually entirely dependent upon computer systems which process and record transactions, although Franklin can effectively operate with manual systems for brief periods when such systems malfunction or cannot be accessed. Franklin utilizes the services of a nationally-recognized data processing service bureau which specializes in data processing for financial institutions. In addition to its basic operating activities, Franklin's facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees upon computer systems.

         Franklin is aware of the potential problems associated with the possibility that the computers which control or operate Franklin's operating systems, facilities and infrastructure may not be set up to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. In 1997, Franklin began the process of identifying any year 2000 related problems that may be experienced by its computer-operated or -dependent systems. Franklin has contacted the companies that supply or service Franklin's computer-operated or -dependent systems to obtain confirmation that each such system that is material to the operations of Franklin is either currently year 2000 compliant or is expected to be year 2000 compliant. With respect to systems that cannot presently be confirmed as year 2000 compliant, Franklin will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to Franklin or disruption of Franklin's operations.

         In addition to possible expense related to its own systems, Franklin could incur losses if loan payments are delayed due to year 2000 problems affecting any of Franklin's significant borrowers or impairing the payroll systems of large employers in Franklin's primary market area. Because Franklin's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Franklin's primary market area is not significantly dependent upon one employer or industry, Franklin does not expect any significant or prolonged difficulties that will affect net earnings or cash flow. At this time, however, the expense that may be incurred by Franklin in connection with year 2000 issues cannot be determined.

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

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Franklin may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Franklin may engage and would probably subject Franklin to more regulation by the FDIC. In addition, the Company might become subject to a different form of holding company regulation which may limit the activities in which the Company may engage and subject the Company to additional regulatory requirements, including separate capital requirements. The Company cannot predict when or whether Congress may actually pass legislation regarding the Company's and Franklin's regulatory requirements or charter. Although such legislation may change the activities in which the Company and Franklin may engage, it is not anticipated that the current activities of either the Company or Franklin will be materially affected by those activity limits.

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

         OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Franklin at December 31, 1997, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                 At December 31, 1997
                                            -----------------------------
                                                Amount          Percent
                                               -------          -------
                                            (In thousands)

               Tangible capital                $15,159             6.75%
               Requirement                       3,369             1.50
                                               -------          -------
               Excess                          $11,790             5.25%
                                               =======          =======

               Core capital                    $15,159             6.75%
               Requirement                       6,738             3.00
                                               -------          -------
               Excess                          $ 8,421             3.75%
                                               =======          =======

               Total capital                   $15,841            14.90%
               Risk-based requirement            8,507             8.00
                                               -------          -------
               Excess                          $ 7,334             6.90%
                                               =======          =======


         Current capital requirements call for tangible capital (which for Franklin is equity capital under generally accepted accounting principles less goodwill and the unrealized gain on available-for-sale securities) of 1.5% of adjusted total assets, core capital (which for Franklin consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $682,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Franklin does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Its current core capital level is 6.75% of adjusted total assets.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Franklin's capital at December 31, 1997, meets the standards for a well-capitalized institution.

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

         LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of Franklin, as computed under current regulations, at December 31, 1997, was $65.94 million, or 32.70%, and exceeded the 4.0% liquidity requirement by approximately $57.87 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the Qualified Thrift Lender ("QTL") Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances.
At December 31, 1997, Franklin met the QTL Test.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 1997.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA
(i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 1997.

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

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Tier 2 consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements, as such requirements are defined by OTS regulations. Associations in this category may make capital distributions of up to 75% of net income over the four most recent quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution.

         Franklin meets the requirements for a Tier 1 Association and has not been notified of any need for more than normal supervision. As a subsidiary of the Company, Franklin is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. Franklin paid dividends of $277,000 to the Company during 1997.

         In January 1998, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an association owned by a holding company would still be required to provide either a notice or an application to the OTS, although under certain circumstances a savings association without a holding company having an examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it would remain adequately capitalized after the distribution is made.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1997, Franklin met the QTL Test.

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

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

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

         Ohio law requires Superintendent approval of any acquisition of control of Franklin directly or indirectly, including through the Company. Control is deemed to be at least 15% ownership or voting power. Any merger of Franklin must be approved by the OTS and the Superintendent. Any merger in which the Company is not the resulting company must also be approved by the OTS and the Superintendent as a holding company acquisition.

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

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Franklin had $174.2 million in deposits at March 31, 1995 and paid a special assessment of $1.14 million, which was accounted for and recorded as of September 30, 1996. BIF assessments for healthy banks in 1997 were $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 were $.064 per $100 in deposits. Franklin paid $101,000 in SAIF assessments in 1997 compared to $430,000 in 1996, exclusive of the special assessment.

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At December 31, 1997, Franklin was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Franklin's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.81 million at December 31, 1997.

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

         FEDERAL TAXATION. The Company and Franklin are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Company and Franklin may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief

Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5.0 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Franklin's average gross receipts for the three tax years ending on December 31, 1997, exceeded $5.0 million, and as a result, Franklin does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Franklin, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method, the "percentage of taxable income" method applicable only to thrift institutions, or the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method.

         The Small Business Act eliminated the "percentage of taxable income" method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-

1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, Franklin's pre-1988 reserves for tax purposes totaled approximately $3.18 million. Franklin believes it had approximately $6.0 million of accumulated earnings and profits for tax purposes as of December 31, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Franklin have been audited or closed without audit through 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Franklin.

         OHIO TAXATION. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income.

         Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.5% for 1997.

         DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1997, regarding the properties on which the offices of the Company and Franklin are located:

                                                                     Lease                  Year            Gross Square
Location                          Owned or Leased               Expiration Date       Facility Opened          Footage
--------                          ---------------               ---------------       ---------------          -------

Corporate Office:
-----------------

4750 Ashwood Drive                Owned                               N/A                     1996              19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:
----------------------------

45 East Fourth Street             Leased                            10/99                     1992               2,485
Cincinnati, Ohio 45202

2000 Madison Road                 Owned                               N/A                     1981               2,991
Cincinnati, Ohio 45208

1100 West Kemper Road             Leased                             4/99                     1984               4,080
Cincinnati, Ohio 45240

7615 Reading Road                 Leased                             1/98                     1971               2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                               N/A                     1974               1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                              7/10                     1976               1,675
Cincinnati, Ohio 45238            (Land is leased)

5119 Glenway Avenue               Owned                               N/A                     1974               2,525
Cincinnati, Ohio 45238

         There are no liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance. At December 31, 1997, the Company's office premises and equipment had a net book value of $1.98 million. For additional information regarding the Company's office premises and equipment, see Notes 5 and 13 of Notes to Consolidated Financial Statements in the Annual Report.

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

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Directors approved the selection of Clark, Schaefer, Hackett & Co. ("Clark Schaefer") to replace Coopers & Lybrand L.L.P. ("Coopers") as the Company's independent accountants effective September 30, 1996. Coopers had served as the Company's independent accountants for all fiscal years since its inception in 1987. This change in accountants has resulted in a significant decrease in the amount of accounting fees paid by the Company.

         Coopers' reports on the consolidated financial statements of the Company for the year ended December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Coopers on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure during the year ended December 31, 1995, and the subsequent interim period through September 27, 1996.

         The Board of Directors' decision to engage Clark Schaefer as its independent accountants is based on that firm's experience with community-based financial institutions. Prior to selecting and engaging Clark Schaefer as its independent accountants, the Company did not request or obtain any advice from Clark Schaefer concerning any material accounting, auditing or financial reporting issue regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

         Clark Schaefer conducted the independent audit of the Company for the years ended December 31, 1996 and 1997 and the Board of Directors has selected Clark Schaefer as the independent accountants of the Company for the fiscal year ended December 31, 1998.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of First Franklin Corporation (the "Proxy Statement") under the captions "Election Of Directors" and "Transactions with Management and Indebtedness of Management," which is included in Exhibit 20, is incorporated herein by reference.

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

         JOSEPH F. HUTCHISON, age 56, joined the Company and Franklin in 1997 as Senior Vice President of Corporate Development. Prior to joining the Company, Mr. Hutchison served as President and CEO of Suburban Federal Savings Bank and Suburban Bankcorporation, Inc., of Cincinnati, Ohio. Mr. Hutchison is currently a director of the Federal Home Loan Bank of Cincinnati and a trustee of the Ohio League of Financial Institutions.

         GRETCHEN J. SCHMIDT, age 41, has been the Corporate Secretary/Treasurer of the Company since 1988. She also serves as Vice President of Operations of Franklin. Ms. Schmidt has held a variety of part-time positions with Franklin since 1971, and full-time positions since 1978. Ms. Schmidt is the daughter of President Siemers. Currently, she is responsible for branch operations and general corporate administration.

         DANIEL T. VOELPEL, age 49, has been Vice President/Chief Financial Officer of the Company since 1988. He also serves as Vice President/Chief Financial Officer of Franklin and Treasurer of DirectTeller Systems, Inc., and Franklin's subsidiary, Madison Service Corporation. He has been with Franklin since 1983.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
                             3(a)        Certificate of Incorporation of the Company

                             3(b)        Bylaws of the Company

                             10(a)       Employment Contract for Thomas H. Siemers

                             10(b)       First Franklin Corporation 1987 Stock Option and Incentive
                                         Plan

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

                             20          Proxy Statement

                             21          Subsidiaries of the Registrant

                             27          Financial Data Schedule

                             99          Reissued report of Coopers & Lybrand L.L.P.

                  (b) No report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Franklin Corporation


                                    By: /s/Thomas H. Siemers
                                        -------------------------------------
                                        Thomas H. Siemers
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/Thomas H. Siemers                              By: /s/Daniel T. Voelpel
    -------------------------------------                 -------------------------------------
     Thomas H. Siemers                                     Daniel T. Voelpel
     President, Chief Executive Officer                    Vice President and Chief Financial Officer
      and a Director                                       (Principal Accounting Officer)


Date:  March 23, 1998                                         Date:  March 23, 1998



By: /s/Richard H. Finan                               By: /s/James E. Cross
    -------------------------------------                 -------------------------------------
    Richard H. Finan                                      James E. Cross
    Director                                              Director


Date:  March 23, 1998                                         Date:  March 23, 1998



By: /s/James E. Hoff, S.J.                            By: /s/John L. Nolting
    -------------------------------------                 -------------------------------------
    James E. Hoff, S.J.                                   John L. Nolting
    Director                                              Director


Date:  March 23, 1998                                         Date:  March 23, 1998


                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

3(a)                Certificate of Incorporation                   Incorporated by reference to the Registrant's Form
                                                                   10-KSB for the fiscal year ended December 31, 1996,
                                                                   which was filed with the Securities and Exchange
                                                                   Commission on March 31, 1997 (the "1996 Form
                                                                   10-KSB")

3(b)                Bylaws                                         Incorporated by reference to the Form 10-K filed by
                                                                   the Registrant with the Securities and Exchange
                                                                   Commission for the fiscal year ended December 31,
                                                                   1992 (the "1992 Form 10-K")

10(a)               Employment Contract for Thomas H.              Incorporated by reference to the Registrant's
                    Siemers                                        Registration Statement on Form S-1 (File No.
                                                                   33-17417)

10(b)               First Franklin Corporation 1987 Stock          Incorporated by reference to the 1992 Form 10-K
                    Option and Incentive Plan

10(c)               First Franklin Corporation 1997 Stock          Incorporated by reference to the 1996 Form 10-
                    Option and Incentive Plan                      KSB

13                  Portions of the Annual Report                  Included herewith

16                  Letter from Coopers & Lybrand L.L.P.           Incorporated  by  reference  to the report  filed by
                    regarding change in certifying accountant      the Registrant on Form 8-K dated September 27, 1996

20                  Proxy Statement                                Included herewith

21                  Subsidiaries of First Franklin Corporation     Included herewith

27                  Financial Data Schedule                        Included herewith

99                  Reissued report of Coopers & Lybrand           Incorporated by reference to the 1996 Form 10-
                    L.L.P.                                         KSB