Form 10QSB
period 1998-03-31
FIRST FRANKLIN CORP
filed 1998-05-04
CIK 742161

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31,1998

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

                        Yes  [X]     NO  [ ]


As of March 31,1998, after adjusting for the three-for-two stock split, there were issued and outstanding 1,788,043 shares of the Registrant's Common Stock,

Transitional Small Business Format (check one)
                        Yes  [ ]     NO  [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.


Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997                               3

          Consolidated Statements of Income and Retained
          Earnings - Three Month Periods ended
          March 31,1998 and 1997                                             4

          Consolidated Statements of Cash Flows -
          Three Month Periods ended March 31,1998 and 1997                   5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7


Part II   Other Information                                                  13

Item 5.    Press Release Dated March 24,1998                                 14
           Press Release Dated April 16,1998                                 15

Item 6.    Form 8-K dated April 25,
           1998                                                              16


Signatures

Part I - Item 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                        Mar 31,1998        Dec 31,1997
                                                        -----------        -----------
                                                        (Unaudited)
     ASSETS
Cash, including CD's & other
interest-earning
  deposits of $3,450 and $3,380 at 03/31/98
  and 12/31/97, respectively                             $   6,548         $   5,990
Investment securities
  Available-for-sale, at market value
     (amortized cost of $31,687 and
     $29,740, respectively)                                 31,695            29,829
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $17,312 and
     $18,208, respectively)                                 17,672            18,755
  Held-to-maturity, at amortized cost
    (market value of $16,488 and
    $17,165, respectively)                                  16,432            17,158
Loans receivable, net                                      153,839           152,753
Real estate owned, net                                           0                 0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                     1,841             1,809
Accrued interest receivable                                  1,502             1,433
Property and equipment, net                                  1,967             1,980
Other assets                                                   844               797
                                                         ---------         ---------
                                                         $ 232,340         $ 230,504

     LIABILITIES
Savings accounts                                         $ 204,224         $ 202,206
Borrowings                                                   5,389             5,462
Advances by borrowers for taxes
  and insurance                                                669             1,067
Other liabilities                                              589               541
                                                         ---------         ---------
     Total liabilities                                     210,871           209,276
                                                         ---------         ---------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,876
   shares issued at 03/31/98 and 12/31/97,
   respectively                                                 13                13
Additional paid in capital                                   6,190             6,190
Treasury stock, at cost- 222,833 shares at
   03/31/98 and 12/31/97, respectively                      (1,344)           (1,344)
Unrealized gain on available-for-sale securities,
   net of taxes of $125 at 03/31/98 and
   $216 at 12/31/97                                            243               420
Retained earnings, substantially restricted                 16,367            15,949
                                                         ---------         ---------
     Total stockholders' equity                             21,469            21,228
                                                         ---------         ---------
                                                         $ 232,340         $ 230,504

   The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in Thousands Except per Share Data)


                                              For The Three Months Ended
                                            Mar 31,1998       Mar 31,1997
                                            -----------       -----------
                                                      (Unaudited)

Interest income:
  Loans receivable                           $  3,047         $  2,942
  Mortgage-backed securities                      567              634
  Investment securities                           589              379
                                             --------         --------
                                                4,203            3,955
Interest expense:
  Savings accounts                              2,548            2,412
  Borrowings                                       88              103
                                             --------         --------
                                                2,636            2,515
                                             --------         --------
     Net interest income                        1,567            1,440

Provision for loan losses                          32               21
                                             --------         --------
     Net interest income after
       provision for loan losses                1,535            1,419
                                             --------         --------
Noninterest income:
  Gain on loans sold                               49               20
  Gain on sale of investments                     143
  Service fees on NOW accounts                     55               49
  Other income                                    117               41
                                             --------         --------
                                                  364              110
Noninterest expenses:
  Salaries and employee benefits                  461              436
  Occupancy expense                               188              149
  Federal insurance premiums                       32                7
  Service bureau expense                           58               57
  Other expenses                                  354              359
                                             --------         --------
                                                1,093            1,008

Income before federal income taxes                806              521

Provision for federal income taxes                269              173
                                             --------         --------
     Net Income                              $    537         $    348


RETAINED EARNINGS-BEGINNING OF PERIOD        $ 15,949         $ 14,688
  Net income                                      537              348
  Less: dividends declared                       (119)             (93)
                                             --------         --------
RETAINED EARNINGS-END OF PERIOD              $ 16,367         $ 14,943

EARNINGS PER COMMON SHARE
        Basic                                $   0.30         $   0.20
        Diluted                              $   0.30         $   0.19

DIVIDENDS DECLARED PER
 COMMON SHARE                                $  0.067         $  0.053


   The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                 For The Three Months Ended
                                                               Mar 31,1998         Mar 31,1997
                                                               -----------         -----------
                                                                         (Unaudited)

Cash provided by (used in) operating activities:

Net income                                                     $    537               $348

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                       32                 21
     Depreciation and amortization                                   32                 43
     FHLB stock dividend                                            (32)               (30)
     Increase in accrued interest receivable                        (69)               (88)
     Decrease (Increase) in other assets                            (47)                87
     Increase in other liabilities                                   48                 59
     Other, net                                                     109                (80)
     Loans sold                                                   2,430              1,378
     Disbursements on loans originated for sale                  (1,124)              (948)
                                                               --------             ------
Net cash provided by operating activities                         1,916                790
                                                               --------             ------

Cash provided by (used in) investing activities:
  Loan principal reductions                                      10,635              5,228
  Disbursements on mortgage and other
     loans purchased or originated for investment               (13,065)            (8,398)
  Repayments on mortgage-backed
     securities                                                   1,902              1,078
  Purchase of available-for-sale mortgage-backed securities      (3,979)
  Sale of available-for-sale mortgage-backed securities           3,697
  Purchase of available-for-sale investment securities          (14,694)            (8,149)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                        12,755              2,820
  Capital expenditures                                              (35)               (37)
                                                               --------             ------
Net cash used in investing activities                            (2,784)            (7,458)
                                                               --------             ------

Cash provided by (used in) financing activities:
  Net decrease in passbook accounts
    and demand deposits                                            (279)            (1,341)
  Proceeds from sales of certificates
    of deposit                                                   12,050             22,032
  Payments for maturing certificates
    of deposit                                                   (9,755)           (16,520)
  Repayment of borrowed money                                       (73)               (93)
  Decrease in advances by borrowers
     for taxes and insurance                                       (398)              (423)
  Payment of dividends                                             (119)               (93)
                                                               --------             ------
Net cash provided by financing activities                         1,426              3,562
                                                               --------             ------

Net increase (decrease) in cash                                $    558            $(3,106)
Cash at beginning of period                                       5,990             10,009
                                                               --------             ------
CASH AT END OF PERIOD                                          $  6,548             $6,903


   The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,1998 are not necessarily indicative of the results that may be expected for the full year. The December 31,1997 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

STOCK SPLIT

On May 10,1998, a three-for-two stock split took place. All references in the accompanying financial statements to the number of common shares and per share amounts have been adjusted to reflect the stock split. Common shares and paid-in capital have also been adjusted to reflect the split.

EFFECT OF RECENT ACCOUNTING
PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" which replaces the previous presentation of "primary" and "fully diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share do not include dilutive effect on earnings. "Diluted" earnings per share reflect the potential dilution of securities that could share in an enterprises earnings. The statement requires dual presentation of basic and diluted earnings per share on the income statement for all entities having complex capital structures. It is effective for all financial statements issued for periods ending after December 15, 1997.

SFAS No. 130, "Reporting Comprehensive Income" was issued by the FASB in June 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim period reporting, an enterprise is required to report a total for comprehensive income. The Company adopted SFAS No. 130 beginning January 1, 1998.

Comprehensive income for the three months ended March 31, 1998 and 1997 was $360,000 and $320,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available for sale securities.

Part I - Item 2.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin Corporation ("Company") is a savings and loan holding company which was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company acquired all of the common stock of Franklin issued in connection with its conversion from the mutual to stock form of ownership, which was completed on January 25,1988.

The Company's operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to maximizing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management's goal has been to maintain profitability and a strong capital position. It seeks to accomplish this goal by pursuing the following strategies: (i) emphasizing lending in the one- to four-family residential mortgage market, (ii) managing deposit pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses (v) controlling asset growth, and (vi) maintaining asset quality.

As a Delaware corporation, First Franklin is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision ("OTS"), although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, investment securities, and investments in Franklin and DirectTeller Systems Inc. ("DirectTeller").

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines and a voice response telephone inquiry system. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party. Franklin receives a portion of the sales commissions earned on these products.

Legislation has been proposed which would restructure the federal banking system. First Franklin might be required to become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on Franklin Savings. The Company cannot evaluate how this legislation may impact it until it has been enacted.

Franklin has one wholly-owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business which, by regulation, savings and loans were unable to enter. At the present time, Madison's assets consist solely of cash and interest-earning deposits. Its only sources of income are the interest earned on these deposits and the fees received as a result of the agreement with the third party broker dealer that provides the discount brokerage services at Franklin's offices.

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc., a computer service bureau which offers the DirectTeller system to the savings and loans it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

In September 1997 management and the Board of Directors reviewed the Company's strategic plan and established the strategic objectives for the next few years. These objectives include greater emphasis on training, technology, new lending programs and noninterest income.

Since the results of operations of Madison and DirectTeller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $1.8 million (0.8%) from $230.5 million at December 31, 1997 to $232.3 million at March 31,1998, compared to a $3.9 million (1.8%) increase for the same period in 1997.

Loan disbursements were $14.2 million during the current quarter compared to $9.3 million during the three months ended March 31,1997. During the current three month period loan sales were $2.4 million. At March 31,1998, commitments to originate mortgage loans were $3.6 million. At the same date, $2.1 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $2.4 million during the three months ended March 31,1998 to $38.2 million. This increase reflects net increase in savings deposits of $2.0 million, loan sales of $2.4 million, loan and mortgage-backed securities repayments of $12.5 million and sales of mortgage-backed securities of $3.7 million less loan disbursements of $14.2 million and purchases of mortgage-backed securities of $4.0 million. At March 31, 1998 liquid assets were
16.5 % of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31,1998. During the current three month period, sales of investments and mortgage-backed securities were $10.7 million. These sales resulted in a profit of $143,000. No securities are classified as trading.


                                     Amortized   Unrealized  Unrealized      Market
                                       Cost         Gains      Losses         Value
                                     ------------------------------------------------
                                                   (in thousands)
Available-for-sale
     Investment securities            $31,687        $ 89        $81        $31,695
     Mortgage-backed securities        17,312         363          3         17,672
Held-to-maturity
     Mortgage-backed securities        16,432         153         97         16,488


At March 31,1998 savings deposits were $204.2 million compared to $202.2 million at December 31,1997. This is an increase of $2.0 million during the current three month period. During the three months ended March 31,1998, core deposits (transaction and passbook savings accounts) decreased $279,000. During the same period, short term certificates (two years or less) increased $3.2 million and certificates with original terms greater than two years decreased $873,000. During the current quarter interest of $2.3 million was credited to accounts. After eliminating the effect of interest credited, savings decreased $300,000 during the three month period ended March 31, 1998.

At March 31,1998 borrowings consisted of $5.4 million in fixed-rate Federal Home Loan Bank advances at an average cost of 6.44%. All advances are being amortized monthly.

At March 31,1998, $1.0 million of assets were classified substandard, $373,000 classified loss and $1.8 million classified as special mention compared to $1.2 million as substandard, $333,000 as loss and $2.0 million as special mention at December 31,1997. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $717,000 at March 31, 1998 and $936,000 at December 31,1997. At March 31, 1998 the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three three ended March 31,1998.


                                                   (Dollars in Thousands)
                 Balance at beginning of period             $1,015
                 Charge offs                                     0
                 Additions charged to operations                32
                 Recoveries                                      1
                                                            ------
                 Balance at end of period                   $1,048

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31,1998, net worth was $21.5 million, which is 9.24% of assets. At the same date, book value per share was $12.01 compared to $11.87 at December 31,1997.

The following table summarizes, as of March 31,1998, the regulatory capital position of our subsidiary, Franklin Savings.




Capital Standard   Actual        Required       Excess            Actual      Required       Excess
                                          (Dollars in Thousands)

Core              $14,711        $ 9,051        $ 5,660            6.50%        4.00%        2.50%
Risk-based         15,386          8,423          6,963           14.52%        8.00%        6.52%

RESULTS OF OPERATIONS

Net income increased 54% to $537,000 ($0.30 per share) for the current quarter compared to $348,000 ($0.19 per share) for the quarter ended March 31, 1997. This $189,000 increase in net income reflects a $148,000 increase in net interest income, $143,000 profits on the sale of investments, a $29,000 increase in gains on the sale of loans and a $85,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.57 million for the current quarter compared to $1.44 million for the first quarter of 1997. The most significant impact on the net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.


                                              For the Three Month Periods ended
                                                  March 31, 1998  vs 1997
                                                                                          Total
                                                  Increase (Decrease) due to             Increase
                                               Volume                   Rate            (Decrease)
                                               ------                   ----            ----------
                                                               (Dollars in Thousands)
Interest income attributable to:
  Loans receivable (1)                             $  34                $  71                $ 105
  Mortgage-backed securities                         (68)                   1                  (67)
  Investments                                        154                   54                  208
  FHLB stock                                           1                    1                    2
                                                   -----                -----                -----
  Total interest-earning assets                    $ 121                $ 127                $ 248

Interest expense attributable to:
  Demand deposits                                  $ (11)               $  (7)               $ (18)
  Savings accounts                                    (8)                   1                   (7)
  Certificates                                       141                   20                  161
  FHLB advances                                      (15)                   0                  (15)
                                                   -----                -----                -----
  Total interest-bearing liabilities               $ 107                $  14                $ 121
Increase in net interest income                    $  14                $ 113                $ 127

(1) Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $8.0 million to $225.5 million during the three months ended March 31,1998 from $217.5 million for the three months ended March 31,1997. Average interest-bearing liabilities increased $5.5 million from $202.8 million for the three months ended March 31,1997 to $208.3 million for the current three month period. Thus, average net interest-earning assets increased $2.5 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.40% for the three months ended March 31, 1998 compared to 2.31% for the same period in 1997. The increase in the interest rate spread was the result of an increase in the yield on interest-earning assets from 7.27% for the three months ended March 31, 1997 to 7.46% for the same three month period in 1998.


                                                         For the Three Months ended March 31,1998
                                                               Average
                                                              Outstanding            Yield/Cost
                                                              -----------            ----------
                                                            ($in thousands)
  Average interest-earning assets
     Loans                                                     $153,856                  7.92%
     Mortgage-backed securities                                  33,959                  6.68%
     Investments                                                 35,874                  6.21%
     FHLB stock                                                   1,820                  7.03%
                                                               --------                  ----
       Total                                                   $225,509                  7.46%

  Average interest-bearing liabilities
     Demand deposits                                           $ 22,501                  2.03%
     Savings accounts                                            22,234                  2.72%
     Certificates                                               158,182                  5.77%
     FHLB advances                                                5,414                  6.50%
                                                               --------                  ----
       Total                                                   $208,331                  5.06%

Net interest-earning assets/interest rate spread               $ 17,178                  2.40%


                                                         For the Three Months ended March 31,1997
                                                               Average
                                                              Outstanding            Yield/Cost
                                                              -----------            ----------
                                                            ($ in thousands)
  Average interest-earning assets
     Loans                                                     $152,116                  7.74%
     Mortgage-backed securities                                  38,035                  6.82%
     Investments                                                 25,604                  5.45%
     FHLB stock                                                   1,760                  6.67%
                                                               ========               ====
       Total                                                   $217,515                  7.27%

  Average interest-bearing liabilities
     Demand deposits                                           $ 24,690                  2.14%
     Savings accounts                                            23,364                  2.71%
     Certificates                                               148,392                  5.72%
     FHLB advances                                                6,361                  6.48%
                                                               ========               ====
       Total                                                   $202,807                  4.96%

Net interest-earning assets/interest rate
spread                                                         $ 14,708                  2.31%

Noninterest income for the quarter ended March 31, 1998 was $364,000 compared to $110,000 for the same quarter in 1997. The increase in noninterest income when comparing the two periods is the result of profits on the sale of investments and mortgage-backed securities of $143,000, an increase of $29,000 in profits on the sale of loans, increased rental income on the corporate office building and increased service fees on NOW accounts.

Noninterest expenses were $1.09 million for the current quarter compared to $1.01 million for quarter ended March 31,1997. As a percentage of average assets, this is 1.89% for the current three month period compared to 1.80% for the first three months of 1997.

YEAR 2000 ISSUES

As with all financial institutions, Franklin's operations depend almost entirely on computer systems. Franklin is addressing the potential problems associated with the possibility that the computers which control or operate Franklin's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Franklin is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any year 2000 related problems.

At this time, Franklin has not identified any specific expenses which are reasonably likely to be incurred in connection with this issue and does not expect to incur significant expense to implement corrective measures. No assurance can be given, at this time, that significant expense will not be incurred in future periods. In the unlikely event that Franklin is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Franklin's current systems, programs and equipment Year 2000 compliant, Franklin's net income and financial condition could be adversely affected.

In addition to possible expense related to its own systems, Franklin could incur losses if loan payments are delayed due to year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in Franklin's primary market area. Because Franklin's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and its primary market area is not significantly dependent upon one employer or industry, Franklin does not expect any significant or prolonged difficulties that could affect net earnings or cash flow.

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

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5.  OTHER INFORMATION

         A. Press Release Dated March 24,1998
         B. Press Release Dated April 16,1998


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              Form 8-K dated April 25, 1998

                           FIRST FRANKLIN CORPORATION
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360

March 24, 1997

FOR IMMEDIATE RELEASE

CONTACT:  Thomas H. Siemers
          President and CEO
          (513) 469-8000

The Board of Directors of First Franklin Corporation declared a dividend of $.10 per share for the first quarter of 1998. This is the forty-first consecutive dividend paid by the company. The quarterly dividend will be payable on April 20, 1998 to shareholders of record as of April 3.

First Franklin is the parent organization of Franklin Savings, which has seven office in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                           FIRST FRANKLIN CORPORATION
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360



April 16, 1998



FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced that earnings for the first quarter 1998 were $537,000 ($0.45 per share) compared to earnings of $348,000 ($0.29 per share for the period in 1997. The 1998 earnings include an after tax profit on the sale of investments of $94,000 ($0.08 per share).

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 8-K

                                 Current Report

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        Date of Report (Date of earliest event reported): April 21, 1998



                         Commission File Number 0-16362


                           First Franklin Corporation
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                  31-1221029
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation of Organization)                identification Number)


   4750 Ashwood Drive Cincinnati, Ohio                 45241
(Address of Principal Executive Officers)            (Zip Code)

       Registrant's Telephone Number, including Area Code (513) 469-5352

Item 1.   Changes in Control of Registrant

          Not applicable

Item 2.   Acquisition or Disposition of Assets

          Not applicable

Item 3.   Bankruptcy or Receivership

          Not applicable

Item 4.   Changes in Registrant's Certifying Accountant

          Not applicable

Item 5.   Other Events

          Press release dated April 21, 1998

Item 6.   Resignations of Registrant's Directors

          Not applicable

Item 7.   Financial Statements and Exhibits

          Not applicable

Item 8.   Change in Fiscal Year

          Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST FRANKLIN CORPORATION

                               /s/ Daniel T. Voelpel
                               --------------------------------------
                               Daniel T. Voelpel
                               Vice President and Chief Financial Officer



Date:  April 25, 1998

                           FIRST FRANKLIN CORPORATION
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360



April 21, 1998


FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

The Board of Directors of First Franklin Corporation announced a 3-for-2 stock split to shareholders of record May 2, 1998. Each shareholder will receive one additional share for each two shares they currently own. Any fractional shares created by the stock split will be paid in cash based on the Nasdaq National Market closing price on May 2.

The Corporation also announced that it intends to increase the annual dividend 12.5% to $0.30 per share ($0.45 per share on a pre-split basis).

On April 14, 1998 the Corporation announced that earnings for the first quarter 1998 were $537,000 ($0.45 per share).

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST FRANKLIN CORPORATION

                               /s/ Daniel T. Voelpel
                               --------------------------------------
                               Daniel T. Voelpel
                               Vice President and Chief Financial Officer



Date:  May 1, 1998