Form 10QSB
period 1998-06-30
FIRST FRANKLIN CORP
filed 1998-08-10
CIK 742161

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended June 30,1998

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

                        Yes  [X]     NO  [ ]


As of June 30,1998 there were issued and outstanding 1,783,034 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
                         Yes  [ ]     NO  [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                            Page

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets -
              June 30, 1998 and December 31, 1997                              3

             Consolidated Statements of Income and Retained
             Earnings - Three and Six Month Periods ended
             June 30,1998 and 1997                                             4

             Consolidated Statements of Cash Flows - Six Month
             Periods ended June 30,1998 and 1997                               5

             Notes to Consolidated Financial Statements                        6


Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            7


PART II    OTHER INFORMATION                                                  13

Item 5.    Press Release Dated June 22,1998                                   14
               Press Release Dated June 23,1998                               15
               Press Release Dated July 14, 1998                              16


Signatures

PART I - ITEM 1.
                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                      JUNE 30,1998   DEC 31,1997
                                                      ------------   -----------
                                                       (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $4,420 and $3,380, respectively              $4,320       $5,990
Investment securities
  Available-for-sale, at market value
     (amortized cost of $36,024 and
     $29,740, respectively)                                36,057       29,829
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $23,558 and
     $18,208, respectively)                                23,863       18,755
  Held-to-maturity, at amortized cost
    (market value of $14,719 and
    $17,165, respectively)                                 14,660       17,158
Loans receivable, net                                     152,377      152,753
Real estate owned, net                                          0            0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                    1,726        1,809
Accrued interest receivable                                 1,841        1,433
Property and equipment, net                                 2,054        1,980
Other assets                                                  781          797
                                                         --------     --------
                                                         $237,679     $230,504

     LIABILITIES
Savings accounts                                         $205,504     $202,206
Borrowings                                                  9,209        5,462
Advances by borrowers for taxes
  and insurance                                               440        1,067
Other liabilities                                             846          541
                                                         --------     --------
     Total liabilities                                    215,999      209,276
                                                         --------     --------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued Common
 stock; $.01 par value per share; 2,500,000 shares
 authorized; 2,010,867 shares issued.                          13           13
Additional paid in capital                                  6,190        6,190
Treasury stock, at cost- 227,833 and 222,833
   shares, respectively                                    (1,422)      (1,344)
Unrealized gain on available-for-sale securities,
   net of taxes of $115 and $216, respectively                223          420
Retained earnings, substantially restricted                16,676       15,949
                                                         --------     --------
     Total stockholders' equity                            21,680       21,228
                                                         --------     --------
                                                         $237,679     $230,504


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in Thousands Except per Share Data)

                                         For The Three Months Ended      For The Six Months Ended
                                        JUNE 30,1998    JUNE 30,1997   JUNE 30,1998     JUNE 30,1997
                                        ------------    ------------   ------------     ------------
                                         (Unaudited)                    (Unaudited)
Interest income:
  Loans receivable                         $3,014          $3,070         $6,061           $6,012
  Mortgage-backed securities                  548             616          1,115            1,250
  Investment securities                       643             402          1,232              781
                                          -------         -------        -------          -------
                                            4,205           4,088          8,408            8,043
Interest expense:
  Savings accounts                          2,581           2,473          5,129            4,885
  Borrowings                                   92             103            180              206
                                          -------         -------        -------          -------
                                            2,673           2,576          5,309            5,091
                                          -------         -------        -------          -------
     Net interest income                    1,532           1,512          3,099            2,952

Provision for loan losses                      10              21             42               42
                                          -------         -------        -------          -------
     Net interest income after
       provision for loan losses            1,522           1,491          3,057            2,910
                                          -------         -------        -------          -------
Noninterest income:
  Gain on loans sold                           43              44             92               64
  Gain on sale of investments                  25               0            168                0
  Service fees on NOW accounts                 59              48            114               97
  Other income                                 39              50            156               91
                                          -------         -------        -------          -------
                                              166             142            530              252
Noninterest expenses:
  Salaries and employee benefits              497             436            958              872
  Occupancy expense                           134             147            322              296
  Federal insurance premiums                   31              31             63               38
  Service bureau expense                       58              55            116              112
  Other expenses                              309             305            663              664
                                          -------         -------        -------          -------
                                            1,029             974          2,122            1,982

Income before federal income taxes            659             659           1465             1180

Provision for federal income taxes            216             217            485              390
                                          -------         -------        -------          -------
     Net Income                              $443            $442           $980             $790


RETAINED EARNINGS-BEGINNING OF PERIOD     $16,367         $14,943        $15,949          $14,688
  Net income                                  443             442            980              790
  Less: dividends declared                   (134)            (96)          (253)            (189)
                                          -------         -------        -------          -------
RETAINED EARNINGS-END OF PERIOD           $16,676         $15,289        $16,676          $15,289

EARNINGS PER COMMON SHARE
        Basic                               $0.25           $0.25          $0.55            $0.45
        Diluted                             $0.25           $0.24          $0.55            $0.43

DIVIDENDS DECLARED PER
 COMMON SHARE                              $0.100          $0.053         $0.167           $0.107



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  For The Six Months Ended
                                                                JUNE 30,1998     JUNE 30,1997
                                                                ------------     ------------
                                                                          (Unaudited)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                                            $980             $790

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Provision for loan losses                                          42               42
     Depreciation and amortization                                      89               87
     FHLB stock dividend                                               (63)             (61)
     Increase in accrued interest receivable                          (408)            (143)
     Decrease (Increase) in other assets                                16              (66)
     Increase (Decrease) in other liabilities                          305              (42)
     Other, net                                                         13               84
     Loans sold                                                      4,895            3,420
     Disbursements on loans originated for sale                     (3,504)          (2,899)
                                                                   -------          -------
Net cash provided by operating activities                            2,365            1,212
                                                                   -------          -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Loan principal reductions                                         21,182           13,588
  Disbursements on mortgage and other
     loans purchased or originated for investment                  (22,180)         (18,101)
  Repayments on mortgage-backed
     securities                                                      5,005            2,543
  Purchase of available-for-sale mortgage-backed securities        (12,402)               0
  Sale of available-for-sale mortgage-backed securities              4,544                0
  Purchase of available-for-sale investment securities             (24,425)         (10,149)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                           18,155            3,820
  Sale of Federal Home Loan Bank stock                                 146               67
  Capital expenditures                                                (147)            (127)
                                                                   -------          -------
Net cash used in investing activities                              (10,122)          (8,359)
                                                                   -------          -------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net decrease in passbook accounts
    and demand deposits                                             (1,646)          (3,941)
  Proceeds from the sale of certificates
    of deposit                                                      34,726           42,475
  Payments for maturing certificates
    of deposit                                                     (29,782)         (33,718)
  Borrowed money (repayments)                                        3,747             (235)
  Decrease in advances by borrowers
     for taxes and insurance                                          (627)            (636)
  Proceeds from the sale of common stock                                 0               35
  Repurchase of common stock                                           (78)               0
  Payment of dividends                                                (253)            (189)
                                                                   -------          -------
Net cash provided by financing activities                            6,087            3,791
                                                                   -------          -------

Net decrease in cash                                               ($1,670)         ($3,356)
Cash at beginning of period                                          5,990           10,009
                                                                   -------          -------
CASH AT END OF PERIOD                                               $4,320           $6,653


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30,1998 are not necessarily indicative of the results that may be expected for the full year. The December 31,1997 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

STOCK SPLIT

On May 11, 1998, a three-for-two stock split took place. All references in the accompanying financial statements to the number of common shares and per share amounts have been adjusted to reflect the stock split. Common shares have also been adjusted to reflect the split.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" which replaces the previous presentation of "primary" and "fully diluted" earnings per share with newly defined "basic" and "diluted" earnings per share. "Basic" earnings per share do not include dilutive effects on earnings. "Diluted" earnings per share reflect the potential dilution of securities that could share in an enterprise's earnings. The statement requires dual presentation of basic and diluted earnings per share on the income statement for all entities having complex capital structures. It is effective for all financial statements issued for periods ending after December 15, 1997.

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

Comprehensive income for the six months ended June 30, 1998 and 1997 was $893,000 and $894,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available for sale securities.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $7.2 million (3.1%) from $230.5 million at December 31, 1997 to $237.7 million at June 30,1998, compared to a $4.6 million (2.1%) increase for the same period in 1997. The 1998 increase reflects a $8.8 million increase investments and mortgage -backed securities which was funded by an increase of $3.3 million in deposits and $3.7 million in borrowings.

Loan disbursements were $25.7 million during the current six month period compared to $21.0 million during the six months ended June 30,1997. Disbursements during the second quarter of 1998 were $11.5 million compared to $11.7 million during the same quarter in 1997. Loan sales during the current six month period were $4.9 million. At June 30, 1998, commitments to originate mortgage loans and purchase mortgage-backed securities were $4.3 million. At the same date, $2.6 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $4.6 million during the six months ended June 30,1998 to $40.4 million. This increase reflects net increase in savings deposits of $3.3 million, loan sales of $4.9 million, loan and mortgage-backed securities repayments of $26.2 million, sales of of mortgage-backed securities of $4.5 million and an increase in borrowings of $3.7 million less loan disbursements of $25.7 million and purchases of mortgage-backed securities of $12.4 million. At June 30, 1998 liquid assets were 17.0 % of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30,1998. During the current six month period, sales of investments and mortgage-backed securities were $12.0 million. These sales resulted in a profit of $168,000. No securities are classified as trading.

                                       Amortized  Unrealized  Unrealized  Market
                                          Cost       Gains      Losses    Value
                                       -----------------------------------------
                                                      (in thousands)
 Available-for-sale
      Investment securities             $36,024       $ 82        $49    $36,057
      Mortgage-backed securities         23,558        309          4     23,863
 Held-to-maturity
      Mortgage-backed securities         14,660        132         73     14,719


At June 30,1998 savings deposits were $205.5 million compared to $202.2 million at December 31,1997. This is an increase of $3.3 million during the current six month period. During the six months ended June 30,1998, core deposits (transaction and passbook savings accounts) decreased $1.6 million. During the same period, short term certificates (two years or less) increased $4.0 million and certificates with original terms greater than two years increased $960,000. Interest of $2.3 million during the current quarter and $4.6 million during the current six month period was credited to accounts. After eliminating the effect of interest credited, savings decreased $1.0 million during the three month period and $1.3 million during the six month period ended June 30, 1998.

Borrowings at June 30, 1998 consisted of the following fixed-rate Federal Home Loan Bank advances:
                             Maturity     Interest
                               Date         Rate          Balance
                                         (Dollars in Thousands)

                              5/1/06        8.15%          $207
                              6/17/08       5.10%         2,000
                              6/18/08       5.38%         2,000
                              10/1/10       6.35%         3,564
                              12/1/10       6.30%         1,438
            Total                           5.90%        $9,209

At June 30,1998, $2.7 million of assets were classified substandard, $373,000 classified loss and $824,000 classified as special mention compared to $1.2 million as substandard, $333,000 as loss and $2.0 million as special mention at December 31,1997. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $2.04 million at June 30, 1998 and $936,000 at December 31,1997. The Company believes that the increase in delinquent loans and substandard assets will be reversed in the next three to six months. At June 30, 1998 the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30,1998.
                                          (Dollars in Thousands)
                 Balance at beginning of period             $1,015
                 Charge offs                                     0
                 Additions charged to operations                42
                 Recoveries                                      1
                                                            -------
                 Balance at end of period                   $1,058

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At June 30,1998, net worth was $21.7 million, which is 9.12% of assets. At the same date, book value per share was $12.16 compared to $11.87 at December 31,1997.

The following table summarizes, as of June 30,1998, the regulatory capital position of our subsidiary, Franklin Savings.

CAPITAL STANDARD      Actual    Required    Excess    Actual   Required   Excess
                         (Dollars in Thousands)
Core                  $15,145    $9,400     $5,745     6.44%     4.00%     2.44%
Risk-based             15,831     8,610      7,221    14.71%     8.00%     6.71%

RESULTS OF OPERATIONS

Net income was $443,000 ($0.25 per basic share) for the current quarter compared to $442,000 ($0.25 per basic share) for the quarter ended June 30, 1997. During the current six month period, income increased 24% to $980,000 ($0.55 per basic share) from $790,000 ($0.45 per basic share) for the six months ended June 30, 1997. This $190,000 increase in net income during the six month period reflects a $147,000 increase in net interest income, $168,000 profits on the sale of investments, and a $28,000 increase in gains on the sale of loans less a $140,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.53 million for the current quarter and $3.10 million for the first six months of 1998 compared to $1.51 and $2.95 million, respectively, for the same periods in 1997. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                   For the Six Month Periods ended June 30,
                                                 1998 vs 1997

                                       Increase (Decrease)      Total
                                              due to           Increase
                                         Volume      Rate     (Decrease)
                                         ------      ----     ----------
INTEREST INCOME ATTRIBUTABLE TO:             (Dollars in Thousands)
  Loans receivable (1)                     ($4)       $53         $49
  Mortgage-backed securities               (85)       (50)       (135)
  Investments                              361         88         449
  FHLB stock                                 1          1           2
                                          ----       ----        ----
  Total interest-earning assets           $273        $92        $365

INTEREST EXPENSE ATTRIBUTABLE TO:
  Demand deposits                         ($18)       ($9)       ($27)
  Savings accounts                         (10)         0         (10)
  Certificates                             264         17         281
  FHLB advances                            (11)       (15)        (26)
                                          ----       ----        ----
  Total interest-bearing liabilities      $225        ($7)       $218

Increase in net interest income            $48        $99        $147

                        (1) Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $9.0 million to $226.8 million during the six months ended June 30,1998 from $217.7 million for the six months ended June 30,1997. Average interest-bearing liabilities increased $6.3 million from $203.0 million for the six months ended June 30,1997 to $209.3 million for the current six month period. Thus, average net interest-earning assets increased $2.7 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.35% for the six months ended June 30, 1998 compared to 2.37% for the same period in 1997. The decline in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 5.02% for the six months ended June 30, 1997 to 5.07% for the same six month period in 1998.

                                       For the Six Months ended June 30,1998
                                                       Average
                                                     Outstanding            Yield/Cost
                                                     -----------            ----------
                                                   ($ in thousands)
    AVERAGE INTEREST-EARNING ASSETS
       Loans                                           $153,106               7.92%
       Mortgage-backed securities                        34,702               6.43%
       Investments                                       37,192               6.29%
       FHLB stock                                         1,763               7.15%
                                                       --------               -----
         Total                                         $226,763               7.42%

    AVERAGE INTEREST-BEARING LIABILITIES
       Demand deposits                                  $22,243               2.10%
       Savings accounts                                  22,494               2.73%
       Certificates                                     158,585               5.79%
       FHLB advances                                      6,008               5.99%
                                                       --------               -----
         Total                                         $209,330               5.07%

  NET INTEREST-EARNING ASSETS/INTEREST RATE SPREAD     $ 17,433               2.35%


                                       For the Six Months ended June 30,1997
                                                       Average
                                                     Outstanding            Yield/Cost
                                                     -----------            ----------
                                                  ($ in thousands)
    AVERAGE INTEREST-EARNING ASSETS
       Loans                                           $153,202               7.85%
       Mortgage-backed securities                        37,313               6.70%
       Investments                                       25,463               5.66%
       FHLB stock                                         1,742               7.00%
                                                       --------               -----
         Total                                         $217,720               7.39%

    Average interest-bearing liabilities
       Demand deposits                                  $23,933               2.18%
       Savings accounts                                  23,235               2.73%
       Certificates                                     149,440               5.76%
       FHLB advances                                      6,371               6.47%
                                                       --------               -----
         Total                                         $202,979               5.02%

  NET INTEREST-EARNING ASSETS/INTEREST RATE SPREAD      $14,741               2.37%


Noninterest income was $166,000 for the quarter and $530,000 for the six months ended June 30,1998 compared to $142,000 for the same quarter in 1997 and $252,000 for the six months ended June 30, 1997. The increase in noninterest income when comparing the six month periods is the result of profits on the sale of investments and mortgage-backed securities of $168,000, an increase of $28,000 in profits on the sale of loans, increased rental income on the corporate office building and increased service fees on NOW accounts.

Noninterest expenses were $1.03 million for the current quarter and $2.12 million for the current six month period compared to $974,000 and $1.98 million for the three and six month periods ended June 30,1997. As a percentage of average assets, this is 1.82% for the current six month period compared to 1.76% for the first six months of 1997.

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

         None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 27, 1998, the following items were voted on by the shareholders:

                                                                                                Voting
                                                                                               Negative
                                                                                                  or
                                                                             Affirmative *    Withheld *    Abstentions
         Reelection of the following directors
                       James E. Hoff. S.J.                                      933,084         98,350
                       Thomas H. Siemers                                        933,084         98,350

         The amendment of the First Franklin Corporation 1997 Stock
         Option and Incentive Plan to permit all employees to be
         eligible for stock option awards.                                      927,414        103,670

         Ratification of the selection of Clark, Schaefer, Hackett & Co.
         as independent accountants for the current fiscal year.               1,024,634        1,900           4,900

         * Not adjusted for the three-for-two stock split which was effective May 10, 1998.

Item 5.  OTHER INFORMATION

         A. Press Release Dated June 22,1998
         B. Press Release Dated June 23,1998
         C. Press Release Dated July 14,1998
         D. Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than November 26, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to the meeting, and if the proposal is not received by February 9, 1999, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           First Franklin Corporation
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360





June 22, 1998


FOR IMMEDIATE RELEASE


CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000


                   FIRST FRANKLIN CORPORATION ANNOUNCES STOCK
                               REPURCHASE PROGRAM



Cincinnati, Ohio, June 22, 1998--First Franklin Corporation announced its intention to repurchase up to 5% of its outstanding shares in the open market. The shares will be purchased at prevailing market prices from time to time over the next year depending upon market conditions and other considerations. The repurchased shares will be held as Treasury stock, making them available for general corporate purposes including issuance in connection with the exercise of stock options.

                           First Franklin Corporation
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360





June 23, 1998


FOR IMMEDIATE RELEASE


CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000


The Board of Directors of First Franklin Corporation declared a dividend of $0.075 per share for the second quarter of 1998. This is the forty-second consecutive dividend paid by the company and represents a 12.5% increase above the dividend paid for the first quarter of 1998. The quarterly dividend will be payable July 20, 1998 to shareholders of record as of July 3.

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                           First Franklin Corporation
                   4750 Ashwood Drive Cincinnati, Ohio 45241
                       (513) 469-8000 Fax (513) 469-5360





July 14, 1998


FOR IMMEDIATE RELEASE


CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced increased earnings for the six months ended June 30, 1998. Earnings for the second quarter of 1998 were $443,000 ($0.25 per share) and $980,000 ($0.55 per share) for the first six months of the year. This compares to earnings of $442,000 ($0.24 per share) for the second quarter of 1997 and $790,000 ($0.43 per share) for the six months ended June 30, 1997.


Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIRST FRANKLIN CORPORATION


                                      /s/ Daniel T. Voelpel
                                      ------------------------------------------
                                      Daniel T. Voelpel
                                      Vice President and Chief Financial Officer



Date: August 10, 1998