Form 10QSB
period 1998-09-30
FIRST FRANKLIN CORP
filed 1998-11-10
CIK 742161

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

       Yes  [X]     NO  [ ]


As of September 30,1998 there were issued and outstanding 1,704,373 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
       Yes  [ ]     NO  [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                           Page No.


PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997                          3

             Consolidated Statements of Income and Retained
             Earnings - Three and Nine Month Periods ended
             September 30, 1998 and 1997                                        4

             Consolidated Statements of Cash Flows - Nine Month
             Periods ended September 30, 1998 and 1997                          5

             Notes to Consolidated Financial Statements                         6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  7


PART II    OTHER INFORMATION                                                   13

Item 5.    Press Release Dated September 22, 1998                              14
           Press Release Dated October 14, 1998                                15



Signatures

Part I - Item 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      Sept 30, 1998      Dec 31, 1997
                                                     --------------     --------------
                                                      (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $1,620 and $3,380, respectively                $4,564             $5,990
Investment securities
  Available-for-sale, at market value
     (amortized cost of $26,536 and
     $29,740, respectively)                                  26,729             29,829
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $30,958 and
     $18,208, respectively)                                  31,268             18,755
  Held-to-maturity, at amortized cost
    (market value of $13,729 and
    $17,165, respectively)                                   13,594             17,158
Loans receivable, net                                       149,524            152,753
Real estate owned, net                                            0                  0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                      1,758              1,809
Accrued interest receivable                                   1,493              1,433
Property and equipment, net                                   2,064              1,980
Other assets                                                    885                797
                                                     --------------     --------------
                                                           $231,879           $230,504

     LIABILITIES
Savings accounts                                           $198,830           $202,206
Borrowings                                                   11,136              5,462
Advances by borrowers for taxes
  and insurance                                                 664              1,067
Other liabilities                                               385                541
                                                     --------------     --------------
     Total liabilities                                      211,015            209,276
                                                     --------------     --------------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued                                                 13                 13
Additional paid in capital                                    6,190              6,190
Treasury stock, at cost- 306,494 and 222,833
   shares, respectively                                      (2,630)            (1,344)
Unrealized gain on available-for-sale securities,
   net of taxes of $171 and $216, respectively                  332                420
Retained earnings, substantially restricted                  16,959             15,949
                                                     --------------     --------------
     Total stockholders' equity                              20,864             21,228
                                                     --------------     --------------
                                                           $231,879           $230,504

        The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in Thousands Except per Share Data)

                                                    For The Three Months Ended       For The Nine Months Ended
                                                  Sept 30, 1998    Sept 30, 1997    Sept 30, 1998    Sept 30, 1997
                                                  ------------     ------------     ------------     ------------
                                                          (Unaudited)                        (Unaudited)

Interest income:
  Loans receivable                                      $2,922           $3,075           $8,983           $9,087
  Mortgage-backed securities                               600              628            1,715            1,878
  Investment securities                                    611              510            1,843            1,291
                                                  ------------     ------------     ------------     ------------
                                                         4,133            4,213           12,541           12,256
Interest expense:
  Savings accounts                                       2,558            2,644            7,687            7,529
  Borrowings                                               142               99              322              305
                                                  ------------     ------------     ------------     ------------
                                                         2,700            2,743            8,009            7,834
                                                  ------------     ------------     ------------     ------------
     Net interest income                                 1,433            1,470            4,532            4,422

Provision for loan losses                                   11               21               53               63
                                                  ------------     ------------     ------------     ------------
     Net interest income after
       provision for loan losses                         1,422            1,449            4,479            4,359
                                                  ------------     ------------     ------------     ------------
Noninterest income:
  Gain on loans sold                                        83               56              175              120
  Gain on sale of investments                               47                0              215                0
  Service fees on NOW accounts                              65               51              179              148
  Other income                                              95               64              251              155
                                                  ------------     ------------     ------------     ------------
                                                           290              171              820              423
Noninterest expenses:
  Salaries and employee benefits                           512              469            1,470            1,341
  Occupancy expense                                        177              148              499              444
  Federal insurance premiums                                31               32               94               70
  Service bureau expense                                    63               58              179              170
  Other expenses                                           316              301              979              965
                                                  ------------     ------------     ------------     ------------
                                                         1,099            1,008            3,221            2,990

Income before federal income taxes                         613              612            2,078            1,792

Provision for federal income taxes                         201              203              686              593
                                                  ------------     ------------     ------------     ------------
     Net Income                                           $412             $409           $1,392           $1,199


RETAINED EARNINGS-BEGINNING OF PERIOD                  $16,676          $15,289          $15,949          $14,688
  Net income                                               412              409            1,392            1,199
  Less: dividends declared                                (129)            (120)            (382)            (309)
                                                  ------------     ------------     ------------     ------------
RETAINED EARNINGS-END OF PERIOD                        $16,959          $15,578          $16,959          $15,578

EARNINGS PER COMMON SHARE
        Basic                                            $0.24            $0.23            $0.79            $0.68
        Diluted                                          $0.24            $0.23            $0.79            $0.66

DIVIDENDS DECLARED PER
 COMMON SHARE                                           $0.075           $0.067           $0.217           $0.173

        The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                   For The Nine Months Ended
                                                                 Sept 30, 1998    Sept 30, 1997
                                                                 ------------     ------------
                                                                           (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                             $1,392           $1,199

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Provision for loan losses                                             53               63
     Depreciation and amortization                                        171              130
     FHLB stock dividend                                                  (95)             (93)
     Increase in accrued interest receivable                              (60)            (202)
     Decrease (Increase) in other assets                                  (88)              61
     Increase (Decrease) in other liabilities                            (156)              35
     Other, net                                                            88             (161)
     Loans sold                                                         9,211            6,737
     Disbursements on loans originated for sale                        (7,905)          (6,001)
                                                                 ------------     ------------
Net cash provided by operating activities                               2,611            1,768
                                                                 ------------     ------------

Cash provided by (used in) investing activities:
  Loan principal reductions                                            32,312           22,960
  Disbursements on mortgage and other
     loans purchased or originated for investment                     (30,556)         (25,858)
  Repayments on mortgage-backed securities                              8,018            3,851
  Purchase of available-for-sale mortgage-backed securities           (23,565)          (2,551)
  Sale of available-for-sale mortgage-backed securities                 6,335                0
  Purchase of available-for-sale investment securities                (25,425)         (21,644)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                              28,655            9,820
  Sale of Federal Home Loan Bank stock                                    146               67
   Proceeds from the sale of real estate owned                              0              173
  Capital expenditures                                                   (184)            (171)
                                                                 ------------     ------------
Net cash used in investing activities                                  (4,264)         (13,353)
                                                                 ------------     ------------

Cash provided by (used in) financing activities:
  Net decrease in passbook accounts
    and demand deposits                                                (2,320)          (5,098)
  Proceeds from the sale of certificates
    of deposit                                                         61,840           62,206
  Payments for maturing certificates
    of deposit                                                        (62,896)         (48,626)
  Borrowed money (repayments)                                           5,674             (312)
  Decrease in advances by borrowers
     for taxes and insurance                                             (403)            (435)
  Proceeds from the sale of common stock                                    0               35
  Repurchase of common stock                                           (1,286)               0
  Payment of dividends                                                   (382)            (309)
                                                                 ------------     ------------
Net cash provided by financing activities                                 227            7,461
                                                                 ------------     ------------

Net decrease in cash                                                  ($1,426)         ($4,124)
Cash at beginning of period                                             5,990           10,009
                                                                 ------------     ------------
CASH AT END OF PERIOD                                                  $4,564           $5,885

        The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1997 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

STOCK SPLIT

On May 11,1998, a three-for-two stock split took place. All references in the accompanying financial statements to the number of common shares and per share amounts have been adjusted to reflect the stock split.

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

Comprehensive income for the nine months ended September 30, 1998 and 1997 was $1,446,000 and $1,391,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available for sale securities.

PART I - ITEM 2.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin Corporation ("Company") is a savings and loan holding company which was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company acquired all of the common stock of Franklin issued in connection with its conversion from the mutual to stock form of ownership, which was completed on January 25, 1988.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $1.4 million (0.6%) from $230.5 million at December 31, 1997 to $231.9 million at September 30,1998, compared to a $8.9 million (4.0%) increase for the same period in 1997. During 1998 mortgage-backed securities increased $8.9 million, cash and investments decreased $4.5 million, loans receivable decreased $3.2 million, borrowings increased $5.7 million and deposits decreased $3.4 million.

Loan disbursements were $38.5 million during the current nine month period compared to $31.9 million during the nine months ended September 30,1997. Disbursements during the third quarter of 1998 were $12.8 million compared to $10.9 million during the same quarter in 1997. Loan sales during the current nine month period were $9.2 million. At September 30, 1998, commitments to originate mortgage loans were $5.7 million. At the same date, $3.3 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $4.5 million during the nine months ended September 30,1998 to $31.3 million. This decrease reflects loan sales of $9.2 million, loan and mortgage-backed securities repayments of $40.3 million, sales of mortgage-backed securities of $6.3 million and an increase in borrowings of $5.7 million less loan disbursements of $38.5 million, a decrease in savings accounts of $3.4 million and purchases of mortgage-backed securities of $23.6 million. At September 30, 1998 liquid assets were 13.5% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30,1998. During the current nine month period, sales of investments and mortgage-backed securities were $16.0 million. These sales resulted in a profit of $215,000. No securities are classified as trading.

                                               Amortized    Unrealized  Unrealized  Market
                                                  Cost        Gains       Losses    Value
                                                --------------------------------------------
                                                         (in thousands)
 Available-for-sale
      Investment securities                       $26,536       $199         $6    $26,729
      Mortgage-backed securities                   30,958        312          2     31,268
 Held-to-maturity
      Mortgage-backed securities                   13,594        147         12     13,729


At September 30, 1998 savings deposits were $198.8 million compared to $202.2 million at December 31, 1997. This is a decrease of $3.4 million during the current nine month period. During the nine months ended September 30,1998, core deposits (transaction and passbook savings accounts) decreased $2.3 million. During the same period, short term certificates (two years or less) decreased $2.7 million and certificates with original terms greater than two years increased $1.6 million. Interest of $2.3 million during the current quarter and $6.9 million during the current nine month period was credited to accounts. After eliminating the effect of interest credited, savings decreased $9.0 million during the three month period and $10.3 million during the nine month period ended September 30, 1998.

Borrowings at September 30, 1998 consisted of the following Federal Home Loan Bank advances:

                                 Maturity     Interest
                                   Date         Rate               Balance
                                                           (Dollars in Thousands)

                                 05/01/06       8.15%                $202
                                 06/17/08       5.10%               2,000
                                 06/18/08       5.38%               2,000
                                 09/08/08       4.80%               2,000
                                 10/01/10       6.35%               3,516
                                 12/01/10       6.30%               1,418
                    Total                       5.70%             $11,136

At September 30, 1998, $1.6 million of assets were classified substandard, $355,000 classified loss and $1.3 million classified as special mention compared to $1.2 million as substandard, $333,000 as loss and $2.0 million as special mention at December 31, 1997. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.45 million at September 30, 1998 and $936,000 at December 31, 1997. The Company believes that, due to enhanced collection efforts, the increase in delinquent loans and substandard assets will be reversed in the next three to six months. At September 30, 1998 the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 1998.

                                     (Dollars in Thousands)
                 Balance at beginning of period         $1,015
                 Charge offs                                 0
                 Additions charged to operations            53
                 Recoveries                                  2
                                                        ------
                 Balance at end of period               $1,070

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At September 30, 1998, net worth was $20.9 million, which is 9.00% of assets. At the same date, book value per share was $12.24 compared to $11.87 at December 31, 1997.

The following table summarizes, as of September 30, 1998, the regulatory capital position of our subsidiary, Franklin Savings.

CAPITAL STANDARD             Actual     Required     Excess       Actual      Required      Excess
                               (Dollars in Thousands)
Core                        $15,535      $9,196      $6,339        6.76%        4.00%        2.76%
Risk-based                   16,250       8,307       7,943       15.65%        8.00%        7.65%

RESULTS OF OPERATIONS

Net income was $412,000 ($0.24 per basic share) for the current quarter compared to $409,000 ($0.23 per basic share) for the quarter ended September 30, 1997. During the current nine month period, income increased 16% to $1,392,000 ($0.79 per basic share) from $1,199,000 ($0.68 per basic share) for the nine months ended September 30, 1997. This $193,000 increase in net income during the nine month period reflects a $110,000 increase in net interest income, $215,000 profits on the sale of investments, and a $55,000 increase in gains on the sale of loans less a $231,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.43 million for the current quarter and $4.53 million for the first nine months of 1998 compared to $1.47 and $4.42 million, respectively, for the same periods in 1997. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                             For the Nine Month Periods ended Sept 30,
                                                          1998  vs   1997
                                                                                Total
                                            Increase (Decrease) due to         Increase
                                              Volume            Rate          (Decrease)
                                              ------           ------           ------
INTEREST INCOME ATTRIBUTABLE TO:                       (Dollars in Thousands)
  Loans receivable (1)                          ($50)            ($53)           ($103)
  Mortgage-backed securities                     (17)            (146)            (163)
  Investments                                    374              177              551
  FHLB stock                                       0                0                0
                                              ------           ------           ------
  Total interest-earning assets                 $307             ($22)            $285

INTEREST EXPENSE ATTRIBUTABLE TO:
  Demand deposits                               ($22)             ($1)            ($23)
  Savings accounts                               (11)              (2)             (13)
  Certificates                                   248              (54)             194
  FHLB advances                                   38              (21)              17
                                              ------           ------           ------
  Total interest-bearing liabilities            $253             ($78)            $175

Increase in net interest income                  $54              $56             $110

                         (1) Includes non-accruing loans


As the tables below illustrate, average interest-earning assets increased $6.8 million to $226.7 million during the nine months ended September 30, 1998 from $219.9 million for the nine months ended September 30, 1997. Average interest-bearing liabilities increased $4.8 million from $205.2 million for the nine months ended September 30, 1997 to $210.0 million for the current nine month period. Thus, average net interest-earning assets increased $2.0 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.30% for the nine months ended September 30, 1998 compared to 2.34% for the same period in 1997. The decline in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 7.43% for the nine months ended September 30, 1997 to 7.38% for the same nine month period in 1998.

                                                            For the Nine Months ended September 30, 1998
                                                                      Average
                                                                     Outstanding       Yield/Cost
                                                                      --------          --------
                                                                  ($ in thousands)
  AVERAGE INTEREST-EARNING ASSETS
     Loans                                                            $152,334              7.86%
     Mortgage-backed securities                                         36,881              6.20%
     Investments                                                        35,696              6.53%
     FHLB stock                                                          1,754              7.22%
                                                                      --------          --------
       Total                                                          $226,665              7.38%

  AVERAGE INTEREST-BEARING LIABILITIES
     Demand deposits                                                   $22,014              2.16%
     Savings accounts                                                   22,453              2.74%
     Certificates                                                      158,279              5.79%
     FHLB advances                                                       7,281              5.90%
                                                                      --------          --------
       Total                                                          $210,027              5.08%

NET INTEREST-EARNING ASSETS/INTEREST RATE SPREAD                       $16,638              2.30%

                                                            For the Nine Months ended September 30,1997
                                                                      Average
                                                                     Outstanding       Yield/Cost
                                                                      --------          --------
                                                                                     ($ in thousands)
  AVERAGE INTEREST-EARNING ASSETS
     Loans                                                            $153,192             7.91%
     Mortgage-backed securities                                         37,220             6.73%
     Investments                                                        27,753             5.75%
     FHLB stock                                                          1,746             7.10%
                                                                      --------          --------
       Total                                                          $219,911             7.43%

  AVERAGE INTEREST-BEARING LIABILITIES
     Demand deposits                                                   $23,375             2.16%
     Savings accounts                                                   22,969             2.76%
     Certificates                                                      152,558             5.83%
     FHLB advances                                                       6,293             6.46%
                                                                      --------          --------
       Total                                                          $205,195             5.09%

NET INTEREST-EARNING ASSETS/INTEREST RATE SPREAD                       $14,716             2.34%

Noninterest income was $290,000 for the quarter and $820,000 for the nine months ended September 30, 1998 compared to $171,000 for the same quarter in 1997 and $423,000 for the nine months ended September 30, 1997. The increase in noninterest income when comparing the nine month periods is the result of profits on the sale of investments and mortgage-backed securities of $215,000, an increase of $55,000 in profits on the sale of loans, increased rental income on the corporate office building and increased service fees on NOW accounts.

Noninterest expenses were $1.10 million for the current quarter and $3.22 million for the current nine month period compared to $1.01 million and $2.99 million for the three and nine month periods ended September 30,1997. As a percentage of average assets, this is 1.84% for the current nine month period compared to 1.75% for the first nine months of 1997.

YEAR 2000 ISSUES

As with all financial institutions, Franklin's operations depend almost entirely on computer systems. Franklin has addressed the potential problems associated with the possibility that the computers which control or operate Franklin's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

Franklin has developed a five stage action plan which assesses the magnitude of the Year 2000 problem, provides a strategy that neutralizes the impact of these problems, develops contingency plans to be implemented if critical systems do not become Year 2000 compliant and develops testing procedures to insure that systems are Year 2000 compliant. The status of this effort is reported to the Board of Directors on a regular basis. The Company's technology committee meets on a quarterly basis to monitor the progress being made and address any concerns. The awareness and assessment phases of this plan are substantially complete, the renovation phase is scheduled for completion during the fourth quarter of 1998 and the validation phase is scheduled for completion by the end of the first quarter of 1999.

All third party providers of software have either certified their product as compliant or have indicated that they will be compliant by the end of the first quarter of 1999. The major provider of data processing services to Franklin has completed its migration to a Year 2000 ready platform operating system and data base. Customer transaction testing is scheduled to be completed during the fourth quarter of 1998. All computer equipment has been tested for Year 2000 compliance and any necessary replacements have been made.

Franklin has not identified any significant expenses which are reasonably likely to be incurred in future periods in connection with this issue and does not expect to incur significant expense to implement any necessary corrective actions. No assurance can be given, at this time, that significant expense will not be incurred in future periods. In the unlikely event that Franklin is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Franklin's current systems, programs and equipment Year 2000 compliant, Franklin's net income and financial condition could be adversely affected.

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

       None


Item 3.  DEFAULTS UPON SENIOR SECURITIES

       None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None


Item 5.  OTHER INFORMATION

       A. Press Release Dated September 23, 1998
       B. Press Release Dated October 14, 1998


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       None

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360



September 23, 1998


FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

The Board of Directors of First Franklin Corporation declared a dividend of $0.075 per share for the third quarter of 1998. This is the forty-third consecutive dividend paid by the company. The quarterly dividend will be payable October 19, 1998 to shareholders of record as of October 2.

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360



October 14, 1998


FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced increased earnings for the nine months ended September 30, 1998. Earnings for the third quarter of 1998 were $412,000 ($0.24 per share) and $1,392,000 ($0.79 per share) for the first nine months of the year. This compares to earnings of $409,000 ($0.23 per share) for the third quarter of 1997 and $1,199,000 ($0.66 per share) for the nine months ended September 30, 1997.

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST FRANKLIN CORPORATION


                                   /s/ Daniel T. Voelpel
                                   ---------------------------
                                   Daniel T. Voelpel
                                   Vice President and Chief Financial Officer



Date: October 10, 1998