Form 10KSB40
period 1998-12-31
FIRST FRANKLIN CORP
filed 1999-03-31
CIK 742161

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

                         Commission File Number: 0-16362
                                                 -------

                           FIRST FRANKLIN CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

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

                                      None
           ----------------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
           ----------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $17.72 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The Nasdaq National Market as of March 10, 1999, was $17.23 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,704,373 of the issuer's common shares were issued and outstanding on March 10, 1999.

          Documents Incorporated by Reference and Included as Exhibits:
     Part II of Form 10-KSB - Portions of 1998 Annual Report to Stockholders
         Part III of Form 10-KSB - Portions of Proxy Statement for 1999
                         Annual Meeting of Stockholders

Transitional Small Business Disclosure Format  Yes    No X
                                                  ---   ---

                          Index to Exhibits on page 33

                                     PART I

ITEM 1.  BUSINESS


FIRST FRANKLIN CORPORATION

         First Franklin Corporation (the "Company"), the holding company for The Franklin Savings and Loan Company ("Franklin"), was incorporated under the laws of the State of Delaware in September 1987 for the purpose of acquiring and holding all of the outstanding stock of Franklin issued upon its conversion from an Ohio mutual savings and loan association to an Ohio stock savings and loan association (the "Conversion"). The Conversion was completed on January 25, 1988.

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


THE FRANKLIN SAVINGS AND LOAN COMPANY

         Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and its seven branch offices in Hamilton County, Ohio. Franklin was originally chartered under the name Green Street Number 2 Loan and Building Company in 1883. At December 31, 1998, Franklin had approximately $238.29 million of assets, deposits of approximately $202.36 million and stockholders' equity of approximately
$15.53 million.

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

         Franklin's current lending strategy is to originate and sell fixed-rate loans, while retaining the servicing rights on such loans, and to originate adjustable-rate loans for retention in its own portfolio. When consumer demand for ARMs declines, Franklin may purchase adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 1998, interest rates offered on fixed-rate loans declined from levels experienced during the past few years, so demand for fixed-rate mortgage loans increased. This increase in originations of fixed rate mortgage loans allowed Franklin to increase the amount of loans sold during 1998 to $17.36 million from $11.71 million during 1997. No loans were held for sale at December 31, 1998.

         During 1996, Franklin entered into an agreement with the Student Loan Funding Corporation to sell all student loans that are in the repayment stage. Loans totaling $226,000 were sold under that agreement in 1998 at a profit of $6,200 compared to $354,000 at a profit of $7,300 in 1997 and $842,000 at a profit of $11,000 in 1996.

         The following table sets forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:

                                                                        At December 31,
                                      ------------------------------------------------------------------------------------
                                              1998                            1997                           1996
                                      ---------------------          ----------------------          ---------------------
                                       Amount       Percent           Amount        Percent           Amount       Percent
                                      --------      -------          --------       -------          --------      -------
                                                               (Dollars in thousands)
TYPE OF LOAN
Loans secured by
real estate:
   Residential                        $128,030       61.09%          $128,152        66.91%          $127,046        65.92%
   Nonresidential                       15,572        7.43             18,071         9.43             15,126         7.85
   Construction                          7,149        3.41              6,130         3.20              7,719         4.00
Consumer and other loans                 2,991        1.43              3,829         2.00              4,120         2.14
                                      --------      ------           --------       ------           --------       ------
                                       153,742       73.36            156,182        81.54            154,011        79.91
                                      --------      ------           --------       ------           --------       ------

Loans held for sale                          -           -                 -             -                  -            -

Mortgage-backed securities
   Held to maturity                     12,355        5.90             17,158         8.95             19,622        10.18
   Available for sale                   43,462       20.74             18,208         9.51             19,107         9.91
                                     ---------      ------           --------       ------           --------       ------
                                        55,817       26.64             35,366        18.46             38,729        20.09
                                     ---------      ------           --------       ------           --------       ------
     Total loans receivable
       (before net items)             $209,559      100.00%          $191,548       100.00%          $192,740       100.00%
                                      ========      ======           ========       ======           ========       ======

TYPE OF RATE
Fixed rate                            $103,196       49.24%          $ 85,265        44.51%          $ 78,677        40.82%
Adjustable rate                        105,425       50.31            104,759        54.69            112,123        58.17
Passbook adjustable rate(1)                938        0.45              1,524         0.80              1,940         1.01
                                      --------      ------           --------       ------           --------       ------
     Total loans receivable
       (before net items)             $209,559      100.00%          $191,548       100.00%          $192,740       100.00%
                                      ========      ======           ========       ======           ========       ======

TYPE OF SECURITY
Residential:
   Single-family                      $172,994       82.55%          $152,199        79.46%          $154,136        79.97%
   2-4 family                            9,004        4.30              8,125         4.24              8,214         4.26
   Multi-family                          7,723        3.68              8,124         4.24              8,781         4.56
Nonresidential real estate              16,847        8.04             19,271        10.06             17,489         9.07
Student loans                              439        0.21                415         0.22                533          .28
Consumer and other loans                 2,552        1.22              3,414         1.78              3,587         1.86
                                      --------      ------           --------       ------           --------       ------
     Total loans receivable
       (before net items)             $209,559      100.00%          $191,548       100.00%          $192,740       100.00%
                                      ========      ======           ========       ======           ========       ======

----------------------------

(1) Loans have interest rates that adjust in accordance with the rates paid on Franklin's passbook savings accounts.

         The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:

                                                               At December 31,
                                                    -------------------------------------

                                                      1998          1997           1996
                                                    --------      --------       --------
                                                                  (In thousands)

Gross loans receivable and mortgage-backed
   securities (before net items)                    $209,559      $191,548       $192,740

Less:
   Loans in process                                    2,431         2,256          2,708
   Deferred loan fees                                     44           162            241
   Allowance for possible loan losses                  1,092         1,015            929
   Unearned expense                                       (5)           (4)            (3)
   Unrealized gain on available for sale
     mortgage-backed securities                          (60)         (547)          (395)
                                                    --------      --------       --------
     Total                                             3,502         2,882          3,480
                                                    --------      --------       --------
Loans receivable and mortgage-backed
   securities - net                                 $206,057      $188,666       $189,260
                                                    ========      ========       ========

         The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change. Loans with interest rates tied to the interest rates of Franklin's passbook accounts are included as maturing during the period ending December 31, 1999.

                       One- to four-family
                           real estate       Other real estate    Mortgage-backed     Consumer and
                          mortgage loans       mortgage loans       securities         other loans             Total
                       -------------------   -----------------   -----------------   ----------------   ------------------

                                 Weighted             Weighted            Weighted           Weighted             Weighted
                                  Average              average             average            average              average
                        Amount     rate      Amount     rate     Amount     rate     Amount    rate     Amount      rate
                        ------   --------    ------   --------   ------   --------   ------  --------   ------    --------
                                                             (Dollars in thousands)

Due during years
ending December 31:

1999                   $ 35,440    7.48%     $ 9,450    8.22%    $34,469    6.10%    $1,705    6.78%    $ 81,064    6.96%
2000 and 2001            10,558    8.10        6,487    8.77       1,175    5.36        617    8.63       18,837    8.18
2002 and 2003             4,634    7.87        3,096    9.13       9,494    6.11        276    8.16       17,500    7.14
2004 to 2008              9,599    7.36        1,439    8.43       5,015    5.89        248    8.51       16,301    7.02
2009 to 2018             24,681    7.12        1,840    8.10         345    7.23        145    9.17       27,011    7.20
2019 and following       41,730    7.33        1,797    7.44       5,319    7.21          -       -       48,846    7.32
                       --------    ----      -------    ----     -------    ----     ------    ----     --------
Total                  $126,642    7.42%     $24,109    8.43%    $55,817    6.18%    $2,991    7.55%    $209,559    7.21%
                       ========              =======             =======             ======             ========


         As of December 31, 1998, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 1999, consisted of $30.33 million of adjustable-rate loans and $98.17 million of fixed-rate loans.

         The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                                   Year ended December 31,
                                               --------------------------------
                                                1998        1997        1996
                                               -------     -------     -------
Loans originated:
   One- to four-family                         $58,762     $43,275     $34,598
   Multi-family                                    523          72       2,405
   Nonresidential                                  139         825       1,047
   Land                                              -          82         612
   Consumer                                      1,545       3,278       2,718
                                               -------     -------     -------
    Total loans originated                      60,969      47,532      41,380
Mortgage-backed securities purchased            40,910       2,551       4,005
Loans purchased                                     30          24       1,058
                                               -------     -------     -------
      Total loans originated and
        mortgage-backed securities and
        loans purchased                        101,909      50,107      46,443
                                               -------     -------     -------
Loans sold:
    One- to four-family                         17,365      11,712       3,444
    Multi-family                                     -           -         608
    Student                                        226         354         842
Mortgage-backed securities sold                  6,335           -           -
Principal reductions and payoffs                59,971      39,233      34,922
                                               -------     -------     -------
Increase (decrease) in loans receivable         18,012      (1,192)      6,627
Increase in net items                             (621)        598       1,992
                                               -------     -------     -------
Net increase (decrease) in loans receivable    $17,391     $  (594)    $ 8,619
                                               =======     =======     =======


         In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. When loans are sold, Franklin typically retains the responsibility for servicing the loans. During 1998, Franklin sold approximately $17.36 million in fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). At December 31, 1998, Franklin serviced $55.89 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 1998 were $60.97 million, an increase of 28.27% above 1997 levels. This increase in loan originations was the result of a favorable interest rate environment and a more active loan origination program. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and - Liquidity" in the Annual Report.

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

         Based on the 15% Lending Limit, Franklin was able to lend approximately $2.41 million to one borrower at December 31, 1998. Franklin had no outstanding loans in excess of such limit at December 31, 1998.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Franklin's lending program has been the origination of loans secured by one- to four-family residences. At December 31, 1998, $182.00 million, or 86.85%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in Southwestern Ohio.

         In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report. During 1998, as a result of declining interest rates, originations of ARMs decreased and originations of thirty-year and fifteen-year fixed-rate mortgage loans, many of which are eligible for sale in the secondary market, increased. Origination and retention of fixed-rate loans tends to increase Franklin's exposure to changes in interest rates but also increases interest income because of the higher yields on fixed-rate loans.

         Franklin currently offers one- to four-family residential ARMs with adjustment periods ranging from one to three years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 1998, ARMs (not including loans with interest rates tied to the rates paid on Franklin's passbook accounts) totaled $105.43 million.

         Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 1998, $1.64 million of Franklin's ARMs were delinquent thirty days or more. This represents 1.56% of all ARMs outstanding at that date, an increase of $320,000, or 24.24% from the prior year. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

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

         MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING. As of December 31, 1998, approximately $24.57 million, or 11.72%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of real estate loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Franklin does not generally require third party takeout commitments prior to originating loans on construction projects as it typically provides permanent financing on such projects.

         While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in three years or less. Loan fees on originated loans have generally been 1.0% of the original loan amount (plus expenses). At December 31, 1998, $24.43 million, or 99.43%, of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located within the State of Ohio or in locations within 25 miles of Cincinnati.

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

         Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 1998, one had a principal balance of more than $1.0 million and five others had principal balances in excess of $500,000. At December 31, 1998, Franklin had four borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $5.67 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $1.85 million.

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

         Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 1998, Franklin's nonresidential mortgage loan portfolio was $16.85 million, or 108.50% of its total capital.

         CONSUMER LENDING. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. At December 31, 1998, $2.99 million, or 1.43%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer loans. During the fourth quarter of 1998, Franklin began offering variable rate home equity line of credit loans. Customer acceptance of this new product has been very good. Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, they typically carry higher yields and have shorter terms to maturity than such loans.

         MORTGAGE-BACKED SECURITIES. In recent years, at times when loan demand declines, Franklin has purchased mortgage-backed securities insured or guaranteed by government agencies. Franklin intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At December 31, 1998, mortgage-backed securities totaled approximately $55.82 million, or 26.64% of total loans and mortgage-backed securities, of which $12.36 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin's balance sheet at cost. The market value of the $12.36 million in mortgage-backed securities designated as being held to maturity as of December 31, 1998, was $12.47 million. The remaining $43.46 million in mortgage-backed securities held at December 31, 1998, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

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

        Franklin has also invested $460,000 in a collateralized mortgage obligation ("CMO"), which is secured by mortgages on multi-family apartment complexes. Although it can be useful for hedging and investment, a CMO can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." Franklin's CMO is not in such "high-risk" category.

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

         At December 31, 1998, Franklin had $12.71 million, or 22.77%, in fixed rate mortgage-backed securities. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin's earnings, particularly in a rising interest rate environment.

         At December 31, 1998, $43.11 million, or 77.23%, of Franklin's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. In addition, Franklin has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Franklin is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report.

         The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities at the dates indicated:

                                                    At December 31,                             At December 31, 1997
                                    ---------------------------------------------  ----------------------------------------------
                                                  Gross      Gross                              Gross       Gross
                                    Amortized  unrealized  unrealized  Estimated   Amortized  unrealized  unrealized   Estimated
                                       cost       gains      losses    fair value    cost       gains       losses     fair value
                                    ---------  ----------  ----------  ----------  ---------  ----------  ----------   ----------
                                                                            (In thousands)
Mortgaged-backed securities held
  to maturity:
  FHLMC participation certificates   $ 6,501      $116         $3       $ 6,614     $ 9,795      $144        $ 31       $ 9,908
  FNMA participation certificates      5,394         2          1         5,395       6,894         -         106         6,788
  CMOs                                   460         -          -           460         469         -           -           469
                                     -------      ----        ---       -------     -------      ----        ----       -------
                                     $12,355      $118         $4       $12,469     $17,158      $144        $137       $17,165
                                     =======      ====        ===       =======     =======      ====        ====       =======
Mortgage-backed securities
  available for sale:
  FHLMC participation certificates   $ 7,177      $ 17        $12       $ 7,182     $ 3,143      $111        $  -       $ 3,254
  FNMA participation certificates     17,794        66         14        17,846       7,033       166           9         7,190
  GNMA participation certificates     18,491        50         47        18,494       8,032       278           -         8,310
                                     -------      ----        ---       -------     -------      -----       ----       -------
                                     $43,462      $133        $73       $43,522     $18,208      $555        $  9       $18,754
                                     =======      ====        ===       =======     =======      ====        ====       =======


         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at December 31, 1998 and 1997, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.


                                                                     Amortized cost at December 31,
                                                                   ---------------------------------
                                                                      1998                    1997
                                                                   --------                ---------
                                                                            (In thousands)

             Due within one year                                          -                $     488
             Due after one through three years                     $  1,183                    1,650
             Due after three years through five years                   853                        -
             Due after five years through ten years                   5,014                    1,012
             Due after ten years through twenty years                 1,265                    9,997
             Due after twenty years                                  47,502                   22,219
                                                                    -------                 --------
                                                                    $55,817                  $35,366
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

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" and "doubtful." For the portion of assets classified as loss, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of the asset portfolio of an institution. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. At December 31, 1998, $1.35 million of Franklin's loans and other assets were classified as "substandard," $363,000 were classified as "loss," no assets were classified as "doubtful" and $1.69 million were classified "special mention," for a total of $3.40 million, or 2.26%, of Franklin's loans receivable (net) designated as classified or special mention assets.

         The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                       At December 31,
                         ----------------------------------------------------------------------------
                          1998             1997              1996             1995              1994
                         ------           ------            ------           ------            ------
                                                      (In thousands)
30-59 days               $2,513           $1,174            $2,551           $1,010           $   889
60-89 days                1,075              933               699              902               392
90 days and over            797              988               694            1,017             1,128
                         ------           ------            ------           ------            ------
  Total                  $4,385           $3,095            $3,944           $2,929            $2,409
                         ======           ======            ======           ======            ======


         The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Under that standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 1998, the Company had not identified any loans as impaired.

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


                                                              At December 31,
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
                                                               (In thousands)
Non-accruing loans:
  Residential real estate                       $  342    $  249    $  154    $  368    $  383
  Nonresidential real estate                        --        --        --        --       138
  Consumer                                         243       200       214       204       354
                                                ------    ------    ------    ------    ------
     Total                                         585       449       368       572       875
                                                ------    ------    ------    ------    ------
     Total as a percentage of total assets        0.24%     0.19%     0.17%     0.27%     0.45%

Accruing loans delinquent more than 90 days:
  Residential real estate                          806       599       325       422       243
  Nonresidential real estate                        --        --        --        --        --
  Consumer                                          --        --        --        23        10
                                                ------    ------    ------    ------    ------
   Total                                           806       599       325       445       253
                                                ------    ------    ------    ------    ------
   Total as a percentage of total assets          0.34%     0.26%     0.15%     0.21%     0.13%

Repossessed assets:
  Residential real estate                           --        --       233        --        --
  Nonresidential real estate                        --        --        --        --        --
                                                ------    ------    ------    ------    ------
   Total                                            --        --       233        --        --
                                                ------    ------    ------    ------    ------
   Total as a percentage of total assets            --        --      0.10%       --        --

Renegotiated loans                                 244       281       321       355     1,047
                                                ------    ------    ------    ------    ------

  Total non-performing assets                   $1,635    $1,329    $1,247    $1,372    $2,175
                                                ======    ======    ======    ======    ======
  Total non-performing assets as a percentage
  of total assets                                 0.68%     0.58%     0.56%     0.64%     1.13%
                                                ======    ======    ======    ======    ======

Other loans of concern:
  Residential real estate                       $  712    $  424    $  224    $  888    $  587
  Nonresidential real estate                        --        57       355       389        --
  Consumer                                          --        15         2         9        12
                                                ------    ------    ------    ------    ------
   Total                                        $  712    $  496    $  581    $1,286    $  599
                                                ======    ======    ======    ======    ======

   Total as a percentage of total assets          0.30%     0.22%     0.26%     0.60%     0.31%
                                                ======    ======    ======    ======    ======

Unallocated allowance for loan losses           $  649    $  602    $  557    $  525    $  599
                                                ======    ======    ======    ======    ======

  Total allowance for loan losses               $1,092    $1,015    $  929    $  947    $1,256
                                                ======    ======    ======    ======    ======


         For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $26,400. The amount which was included in interest income on such loans was $33,300 for the year ended December 31, 1998.

         As of December 31, 1998, except for other loans of concern discussed herein, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         As of December 31, 1998, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

         Franklin's non-accruing loans at December 31, 1998, consisted of three one- to four-family residential loans with an aggregate book value of $216,000, four multi-family loans with an aggregate book value of $126,000 and 25 consumer loans with an aggregate book value of $243,000. At December 31, 1998, accruing loans delinquent more than 90 days consisted of eight loans totaling $806,000 secured by one- to four-family residential real estate.

         Renegotiated loans consisted of a $244,000 interest in a $1.58 million loan, after the reduction described below, secured by a 50-unit motel located in Cincinnati, Ohio. During 1991, the contractual balance on this loan was reduced by $1.2 million because the property value would not support the higher loan amount. At the time of this reduction the interest rate was increased from 7.50% to 10% and the term of the loan shortened from July 1, 2017 to September 1, 1996, with one three-year extension, which has been made. As of December 31, 1998, loss reserves of $163,000 had been established against this loan resulting in a net book value of $81,000.

         Other loans of concern at December 31, 1998, included 15 loans totaling $712,000 secured by one- to four-family residential real estate.

         It is management's policy to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines that losses are expected to be incurred on the underlying properties. In establishing such loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin's loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 1998, Franklin had $1.09 million of such allowances, $443,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and Results of Operations" in the Annual Report.

         The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                                 Year ended December 31,
                                                 ----------------------------------------------------
                                                  1998        1997       1996       1995       1994
                                                 -------     -------    -------    -------    -------
                                                                 (Dollars in thousands)

Balance at beginning of period                   $ 1,015     $   981    $   947    $ 1,256    $ 1,279

Charge-offs:
   One- to four-family                                --          24         31        161         67
   Multi-family                                       --          37         16         --         --
   Nonresidential real estate                         --          --         --         --         19
   Consumer                                           --           2         11        178         --
                                                 -------     -------    -------    -------    -------
     Total charge-offs                                --          63         58        339         86
                                                 -------     -------    -------    -------    -------

Recoveries:
   One-to four-family                                  1          --         --         --          1
   Multi-family                                       --          --         --         --         --
   Nonresidential real estate                         --          --         --         --         --
   Consumer                                            2          13         --         --         --
                                                 -------     -------    -------    -------    -------
     Total recoveries                                  3          13         --         --          1
                                                 -------     -------    -------    -------    -------

Net charge-offs                                       (3)         50         58        339         85
Additions charged to operations                       74          84         92         30         62
                                                 -------     -------    -------    -------    -------
Balance at end of period                         $ 1,092     $ 1,015    $   981    $   947    $ 1,256
                                                 =======     =======    =======    =======    =======

Ratio of net charge-offs during the period to
   average loans outstanding during the period    (0.002)%      0.03%      0.04%      0.25%      0.06%
                                                 =======     =======    =======    =======    =======

Ratio of net charge-offs during the period to
   average non-performing assets                   (0.20)%      3.84%      4.52%     19.11%      2.94%
                                                 =======     =======    =======    =======    =======

The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:


                                                                        AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                    1998                 1997                1996                  1995                 1994
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                      Percent              Percent              Percent              Percent              Percent
                                     of loans             of loans             of loans             of loans             of loans
                                      in each              in each              in each              in each              in each
                                    category to          category to          category to          category to          category to
                             Amount total loans   Amount total loans   Amount total loans   Amount total loans   Amount total loans
                             ------ -----------   ------ -----------   ------ -----------   ------ -----------   ------ -----------
                                                                     (Dollars in thousands)
Loans:
One- to four-family          $      74   $86.85%   $   32    $83.70%    $   --    $84.23%    $  14   $ 84.41      $  31    83.99%
Multi-family                       118     3.68       115      4.24        115      4.56       147      4.79        145     5.64
Nonresidential real estate         164     8.04       187     10.06        187      9.07       187      8.25        262     7.60
Consumer                            87     1.43        79      2.00         70      2.14        74      2.55        219     2.77
Unallocated                        649       --       602        --        557        --       525        --        599       --
                             ---------   ------     -----    ------     ------    ------     -----   -------     ------   ------
  Total loans (1)                1,092   100.00%     1,01    100.00%       929    100.00       947    100.00%     1,256   100.00%
                                         ======              ======               ======              ======              ======

Repossessed assets:
   One- to four-family               -                  -                   52                    -                   -
   Nonresidential real estate        -                  -                    -                    -                   -
                             ---------             ------               ------                -----              ------
     Total repossessed assets        -                  -                   52                    -                   -
                             ---------             ------               ------                -----              ------
     Total allowances           $1,092             $1,015                 $981                $ 947              $1,256
                             =========             ======               ======                =====              ======

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

        The following table presents the amortized cost and market values of Franklin's investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:


                                                                    December 31,
                                        ---------------------------------------------------------------------------
                                                 1998                     1997                        1996
                                        ---------------------    ----------------------      ----------------------
                                        Amortized     Market     Amortized      Market       Amortized     Market
                                           cost       value         cost        value          cost         value
                                        ---------   ---------    ---------    ---------      ---------    ---------
                                                                      (In thousands)
Available for sale:
  U.S. Government and agency
    obligations                           $18,190     $18,213      $28,634      $28,658        $16,394      $16,285
  Obligations of states and
    municipalities                            851         912        1,106        1,171          1,030        1,073
                                        ---------   ---------    ---------    ---------      ---------    ---------
     Total                                $19,041     $19,125      $29,740      $29,829        $17,424      $17,358
                                        =========   =========    =========    =========      =========    =========


         The composition and maturities of the investment securities portfolio are indicated in the following table:


                                                                   At December 31, 1998
                                    ----------------------------------------------------------------------------------
                                    Less than       1 to 5        5 to 10           Over            Total investment
                                      1 year         years          years         10 years             Securities
                                    ---------      ---------     ---------       ---------      ----------------------
                                    Amortized      Amortized     Amortized       Amortized      Amortized       Market
                                      cost            cost          cost            cost           cost          value
                                    ---------      ---------     ---------       ---------      ----------------------
                                                                  (Dollars in thousands)
U.S. Government and agency
   obligations                        $     -        $4,500        $12,490        $1,200           $18,190      $18,213
Obligations of states and
   municipalities                         180           224            301           146               851          912
                                         ----       -------     ----------       -------         ---------    ---------

   Total investment securities           $180        $4,724        $12,791        $1,346           $19,041      $19,125
                                         ====        ======        =======        ======           =======      =======

Weighted average yield(1)                4.52%         6.25%          6.26%         6.92%             6.29%
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

         DEPOSITS. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate jumbo certificates of deposit of $100,000 or more ("Jumbo CDs") and individual retirement accounts and Keogh accounts.

         The principal types of savings accounts held by Franklin at December 31, 1998, and the applicable rates are summarized as follows:

                                 Average rate     Minimum deposit      Amount(1)      Percentage of total deposits
                                 ------------     ---------------      ---------      ----------------------------
                                                                     (In thousands)
Transaction accounts:

Passbook savings                      2.75%           $   100             $23,220                   48.38%
NOW                                   1.76                100              16,561                   34.50
Super NOW                             2.10              2,500               1,858                    3.87
Money market                          2.93              2,500               6,361                   13.25
                                      ----                              ---------                --------
   Total transaction accounts         2.41%                               $48,000                  100.00%
                                      ====                              =========                ========

Certificates of deposit:

7-31 day                              3.00%           $ 2,500             $   298                    0.19%
91 day                                3.00              2,500                 212                    0.14
Six months                            5.16              2,500              39,904                   25.87
One year                              5.27                500              19,874                   12.88
18 months                             5.59                500              25,846                   16.75
Two years                             5.73                500              27,861                   18.06
Three years                           5.91                500              17,684                   11.46
Five years                            5.73              2,500              17,749                   11.51
Jumbo certificates(2)                 4.48            100,000               4,652                    3.02
Other(2)                              5.26                500                 181                    0.12
                                      ----                               --------                  ------
   Total certificates                 5.47%                              $154,261                  100.00%
                                      ====                               ========                  ======
----------------------------

(1)      Includes $29.75 million of deposits held in IRA and Keogh accounts.

(2)      Maturities vary.

         All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. At December 31, 1998, such rates were 2.75% per annum for passbook savings accounts, 1.99% per annum for regular NOW accounts and 2.11% per annum for Super NOW accounts. The rates paid on Money Market Accounts vary depending on the balance in the account.

         Early withdrawals from certificates of deposit are subject to a penalty of three months simple interest when the original term is from 90 days to one year, six months simple interest when the original term is one year to three years, and one year simple interest when the original term is more than three years.

         The following table sets forth information relating to Franklin's savings flows during the periods shown and total savings at the end of the periods shown:


                                                  Year ended December 31,
                                          -------------------------------------------
                                            1998             1997              1996
                                          --------         --------          --------
                                                        (In thousands)
         Opening balance                  $202,206         $194,648          $184,574
         Deposits                          365,659          329,176           321,414
         Withdrawals                      (374,616)        (330,673)         (319,646)
         Interest credited                   9,012            9,055             8,306
                                        ----------       ----------       -----------
         Ending balance                   $202,261         $202,206          $194,648
                                        ==========       ==========       ===========


         The following table sets forth, as of December 31, 1998, the amounts of certificates of deposit maturing during the years indicated:


                                                 Amounts maturing in the year
                                                      ending December 31,
                        -------------------------------------------------------------------------
                                                                                        2002 and
                             1999                2000                 2001             thereafter
                        --------------       ------------           ----------         ----------
                                                        (In thousands)
4.00% and less             $       658       $          -           $        -          $       9
4.01% -  5.00%                  27,290              3,144                  163                  -
5.01% -  6.00%                  73,690             21,187                6,235              9,229
6.01% -  7.00%                   6,079              5,589                  288                484
7.01% -  8.00%                      10                 20                   61                  -
8.01% -  10.00%                     51                  -                   31                 43
10.01% and over                      -                  -                    -                  -
                        --------------       ------------           ----------         ----------
   Total                      $107,778            $29,940               $6,778             $9,765
                        ==============       ============           ==========         ==========

         The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:


                                                          Year ended December 31,
                                       ----------------------------------------------------------
                                          1998                    1997                    1996
                                       ---------               --------                   -------
                                                             (In thousands)
Change in deposit balances:
Passbook savings                       $     666               $ (1,573)                $    (177)
NOW accounts                               3,245                   (142)                     (228)
Money market accounts                     (1,263)                (2,005)                      296
Certificates:

   7-31 day                                  101                   (382)                       37
   91 day                                    117                    (39)                       34
   6 months                                3,149                  3,311                     4,927
   One year                              (14,419)                 8,124                     3,309
   18 months                               4,301                 (1,862)                    7,767
   Two years                               4,208                  9,542                     3,029
   Thirty-two months                           -                    (14)                   (4,289)
   Three years                             3,835                 (6,261)                     (573)
   Five years                             (4,684)                (1,424)                   (4,632)
   Jumbo certificates                        965                    499                       309
   Other                                    (166)                  (216)                      265
                                       ---------               --------                   -------
   Total increase                      $      55               $  7,558                   $10,074
                                       =========               ========                   =======


         The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 1998:


                                                                      Maturity
                                   -------------------------------------------------------------------------------------
                                                      Over               Over
                                   3 Months           3 to 6           6 to 12              Over
                                   or less            months            months            12 months              Total
                                   --------          --------          --------           ---------             --------
                                                                     (In thousands)
Certificates of deposit less
   than $100,000                    $39,252           $37,128           $20,044             $38,001             $134,425

Certificates of deposit of
   $100,000 or more                   4,192             3,873             3,289               8,482               19,836
                                   --------          --------          --------            --------             --------
Total certificates of
   deposit                          $43,444           $41,001           $23,333             $46,483             $154,261
                                    =======           =======           =======             =======             ========


         Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds and to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) and to reduce, although not eliminate, the flow of funds into alternative investment vehicles such as government and corporate securities. In addition, Franklin has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest-rate conscious. Therefore, the ability of Franklin to attract and maintain deposits, and the cost and term of repricing of its funds, has been, and will continue to be, significantly affected by money market conditions.

         BORROWINGS. As a member of the FHLB of Cincinnati, Franklin is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions which apply. Franklin's FHLB advances outstanding at December 31, 1998, were $15.58 million.


         The following table shows the FHLB advances outstanding as of December
31, 1998, by interest rate and maturity date:

       Maturity date         Interest rate     Outstanding balance
       -------------         -------------     -------------------
                                                 (In thousands)
          05/01/06                8.15%              $     197
          06/17/08                5.10                   2,000
          06/18/08                5.38                   2,000
          09/08/08                4.80                   2,000
          10/02/08                4.82                   1,000
          11/06/08                4.64                   2,000
          11/10/08                4.25                   2,000
          10/01/10                6.35                   3,120
          12/01/10                6.30                   1,259
                                                     ---------
                                                     $  15,576

         Franklin's only short-term borrowings (borrowings with remaining maturities of one year or less) during the year were FHLB advances. The following table sets forth the maximum amount of short-term FHLB advances outstanding at any month-end during the periods shown and the average aggregate balances of short-term FHLB advances for such periods:

                                                                    Year ended December 31,
                                                         --------------------------------------------
                                                         1998                 1997               1996
                                                         ----                 ----               ----
                                                                    (Dollars in thousands)
Maximum amount of borrowings outstanding                  $783               $1,874              $883
Total average amount of borrowings
    outstanding                                           $757               $  976              $443
Weighted average interest cost of borrowings
    outstanding                                           6.39%                6.46%             6.47%


SUBSIDIARY ACTIVITIES OF FRANKLIN

         Franklin has one subsidiary, Madison Service Corporation ("Madison"), which was organized on February 22, 1972. Madison's only activity is its contract with a third party registered broker dealer which offers mutual funds and brokerage services at offices of Franklin. As of December 31, 1998, Franklin's investment in Madison was $110,000.

         Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in its service corporation at December 31, 1998, did not exceed these limits.

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

SUBSIDIARY ACTIVITIES OF THE COMPANY

         In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in this company and its investment in DirectTeller at December 31, 1998, was $50,000.

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

         As of December 31, 1998, based on total assets, Franklin was the sixth largest thrift institution headquartered in Hamilton County, Ohio.

EMPLOYEES

         At December 31, 1998, Franklin had 49 full-time equivalent employees and 13 part-time employees.

YEAR 2000 CONSIDERATIONS

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

         Franklin has developed a five stage action plan which assesses the magnitude of the Year 2000 problem, provides a strategy that neutralizes the impact of these problems, develops contingency plans to be implemented if critical systems do not become Year 2000 compliant and develops testing procedures to insure that systems are Year 2000 compliant. The status of this effort is reported to the Board of Directors on a regular basis. The Company's technology committee meets on a quarterly basis to monitor the progress being made and address any problem areas. The awareness, assessment and renovation phases of this plan are substantially complete. The majority of the validation phase has been completed and it is anticipated that the remainder will be completed by the end of the first quarter of 1999.

         All third party suppliers of software have either certified their products as compliant or have indicated that they will be compliant by the end of the first quarter of 1999. The major provider of data processing services to Franklin has completed its migration to a Year 2000 ready platform operating system and data base. Customer testing of transaction processing and communications equipment was completed during the fourth quarter of 1998 without any substantial problems. All in-house computer equipment has been tested for Year 2000 compliance and any necessary replacements have been acquired.

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

         In addition to the possible expense related to its own systems, Franklin could incur losses if loan payments are delayed due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in Franklin's primary market area. All major commercial borrowers are being contacted to determine the status of their Year 2000 efforts. Because Franklin's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and its primary market area is not significantly dependent upon one employer or industry, Franklin does not expect any significant or prolonged difficulties that could affect net earnings or cash flow.

REGULATION

         GENERAL. As a savings and loan association chartered under the laws of Ohio, Franklin is subject to regulation, examination and oversight by the Superintendent of the Division (the "Superintendent"). Because Franklin's deposits are insured by the FDIC, Franklin also is subject to regulation and examination by the OTS and to regulatory oversight by the FDIC. Franklin must file periodic reports with the Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted by regulators periodically to determine whether Franklin is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Franklin is also subject to certain regulations issued by the FRB. Franklin is a member of the FHLB of Cincinnati.

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

         OHIO REGULATION. The Superintendent is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See "Federal Deposit Insurance Corporation." The Superintendent also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

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

         OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Franklin at December 31, 1998, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                  At December 31, 1998
                                           ---------------------------------
                                           Amount                    Percent
                                           ------                    -------
                                          (In thousands)

Core capital                                $15,361                     6.45%
Requirement                                   9,525                     4.00
                                           --------                     ----
Excess                                     $  5,836                     2.45%
                                           ========                     ====

Total capital                              $ 16,091                    15.26%
Risk-based requirement                        8,436                     8.00
                                           --------                    -----
Excess                                     $  7,655                     7.26%
                                           ========                    =====


         Current capital requirements call for core capital (which for Franklin is equity capital under generally accepted accounting principles less goodwill and the unrealized gain on available-for-sale securities) of 4.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $730,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Franklin does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Its current core capital level is 6.45% of adjusted total assets.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, although the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. Franklin currently qualifies for such exception. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excessive interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and
(5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Franklin's capital at December 31, 1998, meets the standards for a well-capitalized institution.

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

         LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, mortgage-backed securities and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of Franklin, as computed under current regulations, at December 31, 1998, was $81.68 million, or 38.27%, and exceeded the 4.0% liquidity requirement by approximately $73.14 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the Qualified Thrift Lender ("QTL") Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At December 31, 1998, Franklin met the QTL Test.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 1998.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA
(i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 1998.

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

         Franklin meets the requirements for a Tier 1 Association and has not been notified of any need for more than normal supervision. As a subsidiary of the Company, Franklin is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. Franklin paid dividends of $1.58 million to the Company during 1998.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1998, Franklin met the QTL Test.

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

         Ohio law requires approval by the Superintendent of any acquisition of control of Franklin directly or indirectly, including through the Company. Control is deemed to be at least 15% ownership or voting power. Any merger of Franklin must be approved by the OTS and the Superintendent. Any merger in which the Company is not the resulting company must also be approved by the OTS and the Superintendent as a holding company acquisition.

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

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Franklin had $174.2 million in deposits at March 31, 1995 and paid a special assessment of $1.14 million, which was accounted for and recorded as of September 30, 1996. BIF assessments for healthy banks in 1998 were $.0122 per $100 in deposits and SAIF assessments for healthy institutions in 1998 were $.061 per $100 in deposits.

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that Franklin maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At December 31, 1998, Franklin was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Franklin's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.79 million at December 31, 1998.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Franklin, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that began after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, Franklin's pre-1988 reserves for tax purposes totaled approximately $3.18 million. Franklin believes it had approximately $7.32 million of accumulated earnings and profits for tax purposes as of December 31, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.

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

         Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.5% for 1998.

         DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1998, regarding the properties on which the offices of the Company and Franklin are located:

                                                                     Lease                  Year            Gross square
Location                          Owned or leased               expiration date       facility opened          footage
--------                          ---------------               ---------------       ---------------          -------
Corporate Office:
-----------------

4750 Ashwood Drive                Owned                                N/A                    1996              19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:
----------------------------

45 East Fourth Street             Leased                            10/99                     1992               2,485
Cincinnati, Ohio 45202

2000 Madison Road                 Owned                                N/A                    1981               2,991
Cincinnati, Ohio 45208

1100 West Kemper Road             Leased                             4/99                     1984               4,080
Cincinnati, Ohio 45240

7615 Reading Road                 Leased                             1/01                     1971               2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                                N/A                    1974               1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                              7/10                     1976               1,675
Cincinnati, Ohio 45238            (Land is leased)

5119 Glenway Avenue               Owned                                N/A                    1974               2,525
Cincinnati, Ohio 45238


         There are no liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance. At December 31, 1998, the Company's office premises and equipment had a net book value of $2.04 million. For additional information regarding the Company's office premises and equipment, see Notes 5 and 13 of Notes to Consolidated Financial Statements in the Annual Report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of First Franklin Corporation (the "Proxy Statement") under the captions "Election Of Directors" and "Transactions with Management and Indebtedness of Management," which is included in Exhibit 20, is incorporated herein by reference.

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

         DAVID E, HAERR, age 66, joined Franklin in 1998 as Vice President and Chief Lending Officer. Prior to joining Franklin, Mr. Haerr served as Senior Vice President in charge of lending at Merchants Bank and Trust in West Harrison, Indiana. Prior to joining Merchants Bank, he held lending positions at Fifth Third Bank and Provident Bank.

         JOSEPH F. HUTCHISON, age 57, joined the Company and Franklin in 1997 as Senior Vice President of Corporate Development. Prior to joining the Company, Mr. Hutchison served as President and CEO of Suburban Federal Savings Bank and Suburban Bancorporation, Inc., of Cincinnati, Ohio. Mr. Hutchison is currently a director of the Federal Home Loan Bank of Cincinnati and a trustee of the Ohio League of Financial Institutions.

         GRETCHEN J. SCHMIDT, age 42, has been the Corporate Secretary/Treasurer of the Company since 1988. She also serves as Vice President of Operations of Franklin. Ms. Schmidt has held a variety of part-time positions with Franklin since 1971, and full-time positions since 1978. Ms. Schmidt is the daughter of President Siemers. Currently, she is responsible for branch operations and general corporate administration.

         DANIEL T. VOELPEL, age 50, has been Vice President/Chief Financial Officer of the Company since 1988. He also serves as Vice President/Chief Financial Officer of Franklin and Treasurer of DirectTeller Systems, Inc., and Franklin's subsidiary, Madison Service Corporation. He has been with Franklin since 1983.

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

                          10(a)      Employment Contract for Thomas H. Siemers

                          10(b) First Franklin Corporation 1987 Stock Option and Incentive Plan

                          10(c) First Franklin Corporation 1997 Stock Option and Incentive Plan

                          13         Portions of the Annual Report to
                                     Stockholders

                          20         Proxy Statement

                          21         Subsidiaries of the Registrant

                          27         Financial Data Schedule

                  (b) No report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Franklin Corporation

                                     By: /s/Thomas H. Siemers
                                         -----------------------
                                         Thomas H. Siemers
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Thomas H. Siemers                       By: /s/Daniel T. Voelpel
   ----------------------------------             -----------------------------
   Thomas H. Siemers                              Daniel T. Voelpel
   President, Chief Executive Officer             Vice President and Chief
   and a Director                                 Financial Officer
                                                  (Principal Accounting Officer)

Date:  March 22, 1999                                Date:  March 22, 1999



By: /s/Richard H. Finan                         By: /s/James E. Cross
   ----------------------------------              ----------------------------
   Richard H. Finan                                James E. Cross
   Director                                        Director

Date:  March 22, 1999                                Date:  March 22, 1999



By: /s/James E. Hoff, S.J.                     By: /s/John L. Nolting
   ----------------------------------             -----------------------------
   James E. Hoff, S.J.                            John L. Nolting
   Director                                       Director

Date:  March 22, 1999                                  Date:  March 22, 1999

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

10(a)          Employment Contract for            Incorporated by reference to
               Thomas H. Siemers                  the Registrant's Registration
                                                  Statement on Form S-1 (File
                                                  No. 33-17417)

10(b)          First Franklin Corporation         Incorporated by reference to
               1987 Stock Option and              the 1992 Form 10-K
               Incentive Plan

10(c)          First Franklin Corporation         Incorporated by reference to
               1997 Stock Option and              the 1996 Form 10-KSB
               Incentive Plan

13             Portions of the Annual Report      Included herewith

20             Proxy Statement                    Included herewith

21             Subsidiaries of First Franklin     Included herewith
                Corporation

27             Financial Data Schedule            Included herewith