Form 10QSB
period 1999-03-31
FIRST FRANKLIN CORP
filed 1999-05-11
CIK 742161

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Quarterly Period Ended March 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                            For the Transition Period

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                    Delaware                           31-1221029
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)                Identification Number)

         4750 Ashwood Drive  Cincinnati Ohio           45241
         (Address of Principal Executive Offices)      (Zip Code)

         Registrant's Telephone Number, including Area Code  (513) 469-5352

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

         Yes [X]          No [_]

As of March 31, 1999 there were issued and outstanding 1,704,373 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [_]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                       Page No.
Part I  Financial Information

Item 1.  Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998                                           3

         Consolidated Statements of Income and Retained
         Earnings - Three Month Periods ended March 31, 1999
         and 1998                                                                       4

         Consolidated Statements of Cash Flows - Three Month
         Periods ended  March 31, 1999 and 1998                                         5

         Notes to Consolidated Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            7


Part II  Other Information                                                              13

Item 5.  Press Release dated March 12, 1999                                             14
         Press Release dated March 23, 1999                                             15
         Press Release dated April 16, 1999                                             16

Signatures

Part I - Item 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                           Mar 31,1999                  Dec 31,1998
                                                           -----------                  -----------
                                                          (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $4,910 and $8,060 at 03/31/99
  and 12/31/98, respectively                                    $4,572                       $8,369
Investment securities
  Available-for-sale, at market value
     (amortized cost of $14,320 and
     $19,041, respectively)                                     14,197                       19,125
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $41,577 and
     $43,462, respectively)                                     41,663                       43,522
  Held-to-maturity, at amortized cost
    (market value of $11,222 and
    $12,469, respectively)                                      11,166                       12,355
Loans receivable, net                                          154,063                      150,179
Real estate owned, net                                               0                            0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                         1,820                        1,789
Accrued interest receivable                                      1,378                        1,387
Property and equipment, net                                      2,019                        2,039
Other assets                                                     1,314                        1,550
                                                       ----------------             ----------------
                                                              $232,192                     $240,315

     LIABILITIES
Savings accounts                                              $194,692                     $202,261
Borrowings                                                      15,508                       15,576
Advances by borrowers for taxes
  and insurance                                                    664                        1,091
Other liabilities                                                  383                          446
                                                       ----------------             ----------------
     Total liabilities                                         211,247                      219,374
                                                       ----------------             ----------------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 03/31/99 and  12/31/98,
   respectively                                                     13                           13
Additional paid in capital                                       6,190                        6,190
Treasury stock, at cost- 306,494 shares at
   03/31/99 and 12/31/98 respectively                           (2,630)                      (2,630)
Unrealized (loss)gain on available-for-sale
   securities, net of taxes of $(12) at 03/31/99
   and $49 at 12/31/98                                             (24)                          95
Retained earnings, substantially restricted                     17,396                       17,273
                                                       ----------------             ----------------
     Total stockholders' equity                                 20,945                       20,941
                                                       ----------------             ----------------
                                                              $232,192                     $240,315

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in Thousands Except per Share Data)

                                                                  For The Three Months Ended
                                                            Mar 31,1999              Mar 31,1998
                                                            -----------              -----------
                                                                         (Unaudited)

Interest income:
  Loans receivable                                               $2,861                    $3,047
  Mortgage-backed securities                                        718                       567
  Investment securities                                             321                       589
                                                           -------------             -------------
                                                                  3,900                     4,203
Interest expense:
  Savings accounts                                                2,319                     2,548
  Borrowings                                                        204                        88
                                                           -------------             -------------
                                                                  2,523                     2,636
                                                           -------------             -------------
     Net interest income                                          1,377                     1,567

Provision for loan losses                                            20                        32
                                                           -------------             -------------
     Net interest income after
       provision for loan losses                                  1,357                     1,535
                                                           -------------             -------------
Noninterest income:
  Gain on loans sold                                                 49                        49
  Gain on sale of investments                                         0                       143
  Service fees on NOW accounts                                       53                        55
  Other income                                                       75                       117
                                                           -------------             -------------
                                                                    177                       364
Noninterest expense:
  Salaries and employee benefits                                    521                       461
  Occupancy expense                                                 160                       188
  Federal insurance premiums                                         30                        32
  Service bureau expense                                             65                        58
  Other expenses                                                    389                       354
                                                           -------------             -------------
                                                                  1,165                     1,093

Income before federal income taxes                                  369                       806

Provision for federal income taxes                                  118                       269
                                                           -------------             -------------
     Net Income                                                    $251                      $537

RETAINED EARNINGS-BEGINNING OF PERIOD                           $17,273                   $15,949
  Net income                                                        251                       537
  Less: dividends declared                                         (128)                     (119)
                                                           -------------             -------------
RETAINED EARNINGS-END OF PERIOD                                 $17,396                   $16,367

EARNINGS PER COMMON SHARE
        Basic                                                     $0.15                     $0.30
        Diluted                                                   $0.15                     $0.30

DIVIDENDS DECLARED PER  COMMON SHARE                             $0.075                    $0.067

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                           For The Three Months Ended
                                                                      Mar 31,1999             Mar 31,1998
                                                                      -----------             -----------
                                                                                   (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                                  $251                    $537

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                20                      32
     Depreciation and amortization                                           126                      32
     FHLB stock dividend                                                     (31)                    (32)
     Decrease (increase) in accrued interest receivable                        9                     (69)
     Decrease (Increase) in other assets                                     236                     (47)
     (Decrease) increase in other liabilities                                (63)                     48
     Other, net                                                               61                     109
     Loans sold                                                            5,236                   2,430
     Disbursements on loans originated for sale                           (5,097)                 (1,124)
                                                                    -------------            ------------
Net cash provided by operating activities                                    748                   1,916
                                                                    -------------            ------------

Cash provided by (used in) investing activities:
  Loan principal reductions                                                9,079                  10,635
  Disbursements on mortgage and other
     loans purchased or originated for investment                        (13,125)                (13,065)
  Repayments on mortgage-backed securities                                 6,460                   1,902
  Purchase of available-for-sale mortgage-backed securities               (3,489)                 (3,979)
  Sale of available-for-sale mortgage-backed securities                                            3,697
  Purchase of available-for-sale investment securities                    (3,992)                (14,694)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                  8,715                  12,755
  Capital expenditures                                                        (1)                    (35)
                                                                    -------------            ------------
Net cash provided by ( used  in) investing activities                      3,647                  (2,784)
                                                                    -------------            ------------

Cash provided by (used in) financing activities:
  Net increase (decrease) in deposits                                     (7,569)                  2,016
  Repayment of borrowed money                                                (68)                    (73)
  Decrease in advances by borrowers
     for taxes and insurance                                                (427)                   (398)
  Payment of dividends                                                      (128)                   (119)
                                                                    -------------            ------------
Net cash provided by  (used in) financing activities                      (8,192)                  1,426
                                                                    -------------            ------------

Net increase (decrease) in cash                                          ($3,797)                   $558
Cash at beginning of period                                                8,369                   5,990
                                                                    -------------            ------------
CASH AT END OF PERIOD                                                     $4,572                  $6,548


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1998 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that adoption of this standard will impact the Company because at the current time the Company does not hold any of the instruments covered by the standard.

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim period reporting, an organization is required to report a total for comprehensive income.

Comprehensive income for the three months ended March 31, 1999 and 1998 was $132,000 and $360,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin Corporation ("Company") is a savings and loan holding company, which was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company acquired all of the common stock of Franklin issued in connection with its conversion from the mutual to stock form of ownership, which was completed on January 25, 1988.

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

As a Delaware corporation, First Franklin is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision ("OTS"), although, the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, interest-earning deposits, and investments in Franklin and DirectTeller Systems Inc. ("DirectTeller").

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market. Franklin operates seven banking offices in Hamilton County, Ohio, through which it offers a full range of consumer banking services, including mortgage loans, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, and a voice response telephone inquiry system. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds, and discount brokerage services in its offices through an agreement with a third party. Franklin receives a portion of the sales commissions earned on these products.

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

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and Data Tech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc., a computer service bureau which offers the DirectTeller system to the savings and loans it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

In September 1997 management and the Board of Directors reviewed the Company's strategic plan and established the strategic objectives for the next few years. These objectives include greater emphasis on training, technology, new lending programs, and noninterest income. A strategic planning session has been scheduled for September 1999 to evaluate the progress made on the current objectives and establish objectives for the next few years.

Since the results of operations of Madison and DirectTelller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $8.13 million (3.4%) from $240.32 million at December 31, 1998 to $232.19 million at March 31, 1999, compared to a $1.84 million (0.8%) increase for the same period in 1998. During 1999 mortgage-backed securities decreased $3.05 million, cash and investments decreased $8.73 million, loans receivable increased $3.88 million and deposits decreased $7.57 million.

Loan disbursements were $18.22 million during the current quarter compared to $14.19 million during the three months ended March 31, 1998. Loan sales during the current three month period were $5.24 million. At March 31, 1999, commitments to originate mortgage loans were $1.85 million. At the same date, $2.44 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $8.73 million during the three months ended March 31, 1999, to $18.77 million. This decrease reflects loan sales of $5.24 million, loan and mortgage-backed securities repayments of $15.54 million less loan disbursements of $18.22 million, a decrease in savings accounts of $7.57 million and purchases of mortgage-backed securities of $3.49 million. At March 31, 1999, liquid assets were 8.1% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 1999. No securities are classified as trading.

                                                                        (in thousands)
 Available-for-sale
      Investment securities                            $14,320          $57           $180      $14,197
      Mortgage-backed securities                        41,577          217            131       41,663
 Held-to-maturity
      Mortgage-backed securities                        11,166          104             48       11,222

At March 31, 1999, savings deposits were $194.69 million compared to $202.26 million at December 31, 1998. This is a decrease of $7.57 million during the current three month period. During the three months ended March 31, 1999, core deposits (transaction and passbook savings accounts) decreased $2.04 million. During the same period, short-term certificates (two years or less) decreased $300,000 and certificates with original terms greater than two years decreased $5.23 million. The decline in certificates reflects less aggressive rates offered on maturing accounts during the quarter. Interest of $2.06 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, savings decreased $9.63 million during the three month period ended March 31, 1999.

Borrowings at March 31, 1999, consisted of the following Federal Home Loan Bank advances:

   Maturity      Interest    Outstanding
     date          rate        balance
-----------    -----------  -------------
                            (In thousands)
   05/01/06      8.15%           $192
   06/17/08      5.10%          2,000
   06/18/08      5.38%          2,000
   09/08/08      4.80%          2,000
   10/02/08      4.82%          1,000
   11/06/08      4.64%          2,000
   11/10/08      4.25%          2,000
   10/01/10      6.35%          3,075
   12/01/10      6.30%          1,241
                             --------
                              $15,508

At March 31, 1999, $1.82 million of assets were classified substandard, $364,000 classified loss and $2.30 million classified as special mention compared to $1.35 million as substandard, $363,000 as loss and $1.69 million as special mention at December 31, 1998. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.31 million at March 31, 1999 and $1.23 million at December 31, 1998. Because of the increase in delinquent loans and substandard assets, the Company has enhanced its collection efforts. At March 31, 1999, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 1999.

                                                                    (Dollars in Thousands)
                 Balance at beginning of period                                       $1,092
                 Charge offs                                                               0
                 Additions charged to operations                                          20
                 Recoveries                                                                0
                 Balance at end of period                                             $1,112

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 1999, net worth was $20.95 million, which is 9.02% of assets. At the same date, book value per share was $12.29 compared to $12.29 at December 31, 1998.

The following table summarizes, as of March 31, 1999, the regulatory capital position of our subsidiary, Franklin Savings.

Capital Standard                            Actual         Required      Excess        Actual       Required       Excess
                                           (Dollars in Thousands)
Core                                          $15,613         $9,212      $6,401           6.78%         4.00%        2.78%
Risk-based                                     16,361          8,443       7,918          15.50%         8.00%        7.50%

RESULTS OF OPERATIONS

Net income was $251,000 ($0.15 per basic share) for the current quarter compared to $537,000 ($0.30 per basic share) for the quarter ended March 31, 1998. This decrease in net income during the current three month period reflects a $190,000 decrease in net interest income, a decline of $143,000 in profits on the sale of investments when compared to the same period in 1998 and a $72,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.38 million for the current quarter compared to $1.57 million for the first quarter of 1998. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                 For the three month periods ended March 31,
                                                                         1999  vs   1998
                                                                                                       Total
                                                  Increase   (decrease)  due   to                     increase
                                                  Volume                        Rate                 (decrease)
Interest income attributable to:                                           (Dollars in thousands)
  Loans receivable (1)                                   $7                    ($193)                  ($186)
  Mortgage-backed securities                            230                      (79)                    151
  Investments                                          (271)                       4                    (267)
  FHLB stock                                              0                       (1)                     (1)
                                                   --------                 --------                --------
  Total interest-earning assets                        ($34)                   ($269)                  ($303)

Interest expense attributable to:
  Demand deposits                                        $4                       $4                      $8
  Savings accounts                                        3                        1                       4
  Certificates                                         (115)                    (126)                   (241)
  FHLB advances                                         129                      (13)                    116
                                                   --------                 --------                --------
  Total interest-bearing liabilities                    $21                    ($134)                  ($113)

Decrease in net interest income                        ($55)                   ($135)                  ($190)

                                 (1)  Includes non-accruing loans.

As the above table indicates, the reduction in net interest income of $190,000 is due to a $303,000 reduction in income on interest-earning assets offset by a $113,000 reduction in the cost of interest-bearing liabilities. In both cases, the majority of the change was the resulted from a decline in rates not a change in volume. This is the result of a decline in market rates, which caused prepayments on mortgage loans and mortgage-backed securities to accelerate while new loans or mortgage-backed securities were acquired at lower rates and maturing certificates of deposit to be renewed at lower rates.

As the tables below illustrate, average interest-earning assets increased $2.76 million to $228.27 million during the three months ended March 31, 1999, from $225.51 million for the three months ended March 31, 1998. Average interest-bearing liabilities increased $3.17 million from $208.33 million for the three months ended March 31, 1998, to $211.50 million for the current three month period. Thus, average net interest-earning assets decreased $ 403,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.06% for the three months ended March 31, 1999, compared to 2.40% for the same period in 1998. The decline in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 7.46% for the three months ended March 31, 1998, to 6.83% for the same three month period in 1999. The decline in the yield on interest-earning assets is the result of high levels of prepayments on mortgage loans and mortgage-backed securities, which reduced the yield to 7.42% on mortgage loans and, after the amortization of purchase premiums, to 5.35% on mortgage-backed securities.

                                                               For the Three Months ended March 31,1999
                                                                 Average
                                                               outstanding                    Yield/cost
                                                                ($ in thousands)
    Average interest-earning assets
       Loans                                                        $154,228                        7.42%
       Mortgage-backed securities                                     53,687                        5.35%
       Investments                                                    18,557                        6.25%
       FHLB stock                                                      1,799                        6.89%
         Total                                                      $228,271                        6.83%

    Average interest-bearing liabilities
       Demand deposits                                              $ 23,241                        2.10%
       Savings accounts                                               22,749                        2.73%
       Certificates                                                  149,975                        5.45%
       FHLB advances                                                  15,531                        5.25%
         Total                                                      $211,496                        4.77%

  Net interest-earning assets/interest rate spread                  $ 16,775                        2.06%

                                                                For the Three Months ended March 31,1998
                                                                 Average
                                                               outstanding                    Yield/cost
                                                                ($ in thousands)
    Average interest-earning assets
       Loans                                                        $153,856                        7.92%
       Mortgage-backed securities                                     33,959                        6.68%
       Investments                                                    35,874                        6.21%
       FHLB stock                                                      1,820                        7.03%
                                                              ---------------             --------------
         Total                                                      $225,509                        7.46%

    Average interest-bearing liabilities
       Demand deposits                                              $ 22,501                        2.03%
       Savings accounts                                               22,234                        2.72%
       Certificates                                                  158,182                        5.77%
       FHLB advances                                                   5,414                        6.50%
                                                              ---------------             --------------
         Total                                                      $208,331                        5.06%

  Net interest-earning assets/interest rate spread                  $ 17,178                        2.40%

Noninterest income for the quarter ended March 31, 1999 was $177,000 compared to $364,000 for the same quarter in 1998. The decrease in noninterest income when comparing the three month periods is the result of a decline in profits on the sale of investments and mortgage-backed securities of $143,000, a decline in loan servicing income and a reduction in the income received from Madison Service Corporation.

Noninterest expenses were $1.17 million for the current quarter compared to $1.09 million for the quarter ended March 31, 1998. As a percentage of average assets, this is 1.99% for the current three month period compared to 1.89% for the first three months of 1998. The increase during the current quarter reflects an increase in compensation and employee benefit costs and advertising expense.

YEAR 2000 ISSUES

As with all financial institutions, Franklin's operations depend almost entirely on computer systems. Franklin has addressed the potential problems associated with the possibility that the computers which control or operate Franklin's operating systems, facilities, and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

Franklin has developed a five stage action plan which assesses the magnitude of the Year 2000 problem, provides a strategy that neutralizes the impact of these problems, develops contingency plans to be implemented if critical systems do not become Year 2000 compliant, and develops testing procedures to insure that systems are Year 2000 compliant. The status of this effort is reported to the Board of Directors on a regular basis. The Company's technology committee meets on a quarterly basis to monitor the progress being made and address any concerns. The awareness, assessment, renovation and validation phases of this plan are substantially complete. Although it is unlikely that they will be needed, the Company is currently developing contingency plans to be implemented if any of the critical systems fail to perform properly.

All third party providers of software have either certified their product as compliant or have indicated that they will be compliant by the end of the second quarter of 1999. The major provider of data processing services to Franklin has completed its migration to a Year 2000 ready platform operating system and data base. Customer transaction testing was completed during the fourth quarter of 1998. All computer equipment has been tested for Year 2000 compliance and any necessary replacements have been made.

Franklin has not identified any significant expenses which are reasonably likely to be incurred in future periods in connection with this issue and does not expect to incur significant expense to implement any necessary corrective actions. No assurance can be given, at this time, that significant expense will not be incurred in future periods. In the unlikely event that Franklin is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Franklin's current systems, programs, and equipment Year 2000 compliant, Franklin's net income and financial condition could be adversely affected.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         A. Press Release dated March 12, 1999
         B. Press Release dated March 23, 1999
         C. Press Release dated April 16, 1999

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360



March 12, 1999



FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
                  President and CEO
                  (513) 469-8000


First Franklin Corporation announced its intention to repurchase up to 5% of its outstanding shares in the open market. The shares will be purchased at prevailing market prices from time to time over the next year depending upon market conditions and other considerations. The repurchased shares will be held as treasury stock, making them available for general corporate purposes including issuance in connection with the exercise of stock options.

First Franklin is the parent of Franklin Savings which has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360



March 23, 1999



FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

The Board of Directors of First Franklin Corporation declared a dividend of $0.075 per share for the first quarter of 1999. This is the forty-fifth consecutive dividend paid by the company. The quarterly dividend will be payable April 19, 1999 to shareholders of record as of April 2.

First Franklin is the parent of Franklin Savings which has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360



April 16, 1999


FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings for the first quarter 1999 of $251,000 ($0.15 per share) compared to earnings of $537,000 ($0.30 per share) for the same period in 1998.

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST FRANKLIN CORPORATION



                                      /s/ Daniel T. Voelpel
                                      ----------------------------------
                                      Daniel T. Voelpel
                                      Vice President and Chief Financial Officer


Date:  May 1, 1999