Form 10QSB
period 1999-06-30
FIRST FRANKLIN CORP
filed 1999-08-04
CIK 742161

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For the Transition Period

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
                           --------------------------
             (Exact name of Registrant as Specified in its Charter)

             Delaware                                    31-1221029
             --------                                    ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                       Identification Number)

       4750 Ashwood Drive Cincinnati, Ohio                45241
       -----------------------------------                -----
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

         Yes [X]          No [ ]

As of June 30, 1999 there were issued and outstanding 1,632,973 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I  Financial Information

Item 1.    Consolidated Balance Sheets -
           June 30, 1999 and December 31, 1998                             3

           Consolidated Statements of Income and Retained
           Earnings - Three and Six-month Periods ended June 30, 1999
           and 1998                                                        4

           Consolidated Statements of Cash Flows - Six -month
           Periods ended June 30, 1999 and 1998                            5

           Notes to Consolidated Financial Statements                      6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7


Part II. Other Information                                                 14

Item 5.    Press Release dated June 29, 1999                               15
           Press Release dated July 15, 1999                               16

Signatures

Part I - Item 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                        June 30,1999  Dec 31,1998
                                                        ------------  -----------
                                                        (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $980 and $8,060 at 06/30/99
  and 12/31/98, respectively                             $   1,166    $   8,369
Investment securities
  Available-for-sale, at market value
     (amortized cost of $19,828 and
     $19,041, respectively)                                 19,203       19,125
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $41,460 and
     $43,462, respectively)                                 41,300       43,522
  Held-to-maturity, at amortized cost
    (market value of $9,738 and
    $12,469, respectively)                                   9,865       12,355
Loans receivable, net                                      156,286      150,179
Real estate owned, net                                           0            0
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                            1,902        1,789
Accrued interest receivable                                  1,333        1,387
Property and equipment, net                                  1,985        2,039
Other assets                                                 1,600        1,550
                                                         ---------    ---------
                                                         $ 234,640    $ 240,315

     LIABILITIES
Savings accounts                                         $ 191,070    $ 202,261
Borrowings                                                  23,139       15,576
Advances by borrowers for taxes
  and insurance                                                292        1,091
Other liabilities                                              414          446
                                                         ---------    ---------
     Total liabilities                                     214,915      219,374
                                                         ---------    ---------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
  shares issued at 06/30/99 and 12/31/98,
  respectively                                                  13           13
Additional paid in capital                                   6,189        6,189
Treasury stock, at cost- 377,894 shares at
   06/30/99 and 306,494 shares at 12/31/98                  (3,699)      (2,630)
Unrealized (loss)gain on available-for-sale
   securities, net of taxes of $(266) at 06/30/99
   and $49 at 12/31/98                                        (518)          95
Retained earnings, substantially restricted                 17,740       17,274
                                                         ---------    ---------
     Total stockholders' equity                             19,725       20,941
                                                         ---------    ---------
                                                         $ 234,640    $ 240,315



The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)


                                          For the Three Months Ended      For the Six Months Ended
                                         June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                         -------------   -------------   -------------   -------------
                                                  (Unaudited)                    (Unaudited)

Interest income:
  Loans receivable                          $  2,941        $  3,014        $  5,802       $  6,061
  Mortgage-backed securities                     694             548           1,412          1,115
  Investment securities                          344             643             665          1,232
                                            --------        --------        --------       --------
                                               3,979           4,205           7,879          8,408
Interest expense:
  Savings accounts                             2,221           2,581           4,540          5,129
  Borrowings                                     251              92             455            180
                                            --------        --------        --------       --------
                                               2,472           2,673           4,995          5,309
                                            --------        --------        --------       --------
     Net interest income                       1,507           1,532           2,884          3,099

Provision (credit) for loan losses              (143)             10            (123)            42
                                            --------        --------        --------       --------
     Net interest income after
       provision (credit) for loan losses      1,650           1,522           3,007          3,057
                                            --------        --------        --------       --------
Noninterest income:
  Gain on loans sold                              16              43              65             92
  Gain on sale of investments                     23              25              23            168
  Service fees on NOW accounts                    58              59             111            114
  Other income                                    83              39             158            156
                                            --------        --------        --------       --------
                                                 180             166             357            530
Noninterest expense:
  Salaries and employee benefits                 548             497           1,069            958
  Occupancy expense                              166             134             326            322
  Federal insurance premiums                      30              31              60             63
  Service bureau expense                          61              58             126            116
  Other expenses                                 322             309             711            663
                                            --------        --------        --------       --------
                                               1,127           1,029           2,292          2,122

Income before federal income taxes               703             659           1,072          1,465

Provision for federal income taxes               235             216             353            485
                                            --------        --------        --------       --------
     Net Income                             $    468        $    443        $    719       $    980

RETAINED EARNINGS-BEGINNING OF PERIOD       $ 17,396        $ 16,367        $ 17,274       $ 15,949
  Net income                                     468             443             719            980
  Less: dividends declared                      (124)           (134)           (253)          (253)
                                            --------        --------        --------       --------
RETAINED EARNINGS-END OF PERIOD             $ 17,740        $ 16,676        $ 17,740       $ 16,676

EARNINGS PER COMMON SHARE
        Basic                               $   0.27        $   0.25        $   0.42       $   0.55
        Diluted                             $   0.27        $   0.25        $   0.42       $   0.55

DIVIDENDS DECLARED PER  COMMON SHARE        $  0.075        $  0.075        $  0.150       $  0.142



The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                 For The Six  Months Ended
                                                               June 30,1999     June 30,1998
                                                                        (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                      $    719         $    980

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision (credit) for loan losses                             (123)              42
     Depreciation and amortization                                   282               89
     FHLB stock dividend                                             (63)             (63)
     Decrease (increase) in accrued interest receivable               54             (408)
     Decrease (Increase) in other assets                             (50)              16
     (Decrease) increase in other liabilities                        (32)             305
     Other, net                                                      304               13
     Loans sold                                                    6,646            4,895
     Disbursements on loans originated for sale                   (6,469)          (3,504)
                                                                --------         --------
Net cash provided by operating activities                          1,268            2,365
                                                                --------         --------

Cash provided by (used in) investing activities:
  Loan principal reductions                                       18,942           21,182
  Disbursements on mortgage and other
     loans purchased or originated for investment                (25,098)         (22,180)
  Repayments on mortgage-backed securities                        13,937            5,005
  Purchase of available-for-sale mortgage-backed securities      (12,547)         (12,402)
  Sale of available-for-sale mortgage-backed securities            2,887            4,544
  Purchase of available-for-sale investment securities            (9,999)         (24,425)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                          9,215           18,155
  Sale (purchase) of Federal Home Loan Bank Stock                    (50)             146
  Capital expenditures                                                (9)            (147)
                                                                --------         --------
Net cash used in investing activities                             (2,722)         (10,122)
                                                                --------         --------

Cash provided by (used in) financing activities:
  Net increase (decrease) in deposits                            (11,191)           3,298
  Borrowed money                                                   7,563            3,747
  Decrease in advances by borrowers
     for taxes and insurance                                        (799)            (627)
  Repurchase of common stock                                      (1,069)             (78)
  Payment of dividends                                              (253)            (253)
                                                                --------         --------
Net cash provided by  (used in) financing activities              (5,749)           6,087
                                                                --------         --------

Net decrease in cash                                            ($ 7,203)        ($ 1,670)
Cash at beginning of period                                        8,369            5,990
                                                                --------         --------
CASH AT END OF PERIOD                                           $  1,166         $  4,320


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1998 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that adoption of this standard will impact the Company because, at the current time, the Company does not hold any of the instruments covered by the standard.

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim period reporting, an organization is required to report a total for comprehensive income.

Comprehensive income for the six months ended June 30, 1999 and 1998 was $121,000 and $894,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

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

As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision ("OTS"), although the OTS does not limit the Company's activities as long as certain conditions are met. The Company's assets consist of cash, interest-earning deposits, and investments in Franklin and DirectTeller Systems Inc. ("DirectTeller").

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

Franklin has one wholly owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business which, by regulation, savings and loans were unable to enter. At the present time, Madison's assets consist solely of cash and interest-earning deposits. Its only sources of income are the interest earned on these deposits and the fees received as a result of the agreement with the third party broker dealer that provides the discount brokerage services at Franklin's offices.

The Company owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and Data Tech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc.("Intrieve"), a computer service bureau which offers the DirectTeller system to the savings and loans it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $5.68 million (2.4%) from $240.32 million at December 31, 1998 to $234.64 million at June 30, 1999, compared to a $7.18 million (3.1%) increase for the same period in 1998. During 1999, mortgage-backed securities decreased $4.71 million, cash and investments decreased $7.13 million, loans receivable increased $6.11 million, deposits decreased $11.19 million and borrowings increased $7.56 million.

Loan disbursements were $31.57 million during the current six-month period compared to $25.68 million during the six months ended June 30, 1998. Disbursements during the second quarter of 1999 were $13.35 million compared to $11.49 million during the same quarter in 1998. Loan sales during the current six-month period were $6.65 million. At June 30, 1999, commitments to originate mortgage loans were $5.53 million. At the same date, $2.11 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $7.13 million during the six months ended June 30, 1999, to $20.37 million. This decrease reflects loan sales of $6.65 million, loan and mortgage-backed securities repayments of $32.88 million, borrowings of $7.56 million, sales of mortgage-backed securities of $2.89 million less loan disbursements of $31.57 million, a decrease in savings accounts of $11.19 million, an increase in treasury stock of $1.07 million and purchases of mortgage-backed securities of $12.55 million. At June 30, 1999, liquid assets were 8.7% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 1999. No securities are classified as trading.


                                      Amortized    Unrealized   Unrealized    Market
                                        Cost         Gains        Losses       Value
                                      ------------------------------------------------
                                                            (in thousands)
 Available-for-sale
      Investment securities          $ 19,828         $ 41    $ 66629,256     $ 19,203
      Mortgage-backed securities       41,460          176         193363       41,300
 Held-to-maturity
      Mortgage-backed securities        9,865           15         181427        9,738





At June 30, 1999, savings deposits were $191.07 million compared to $202.26 million at December 31, 1998. This is a decrease of $3.62 million during the current quarter and $11.19 million during the six months ended June 30,1999. During the six months ended June 30, 1999, core deposits (transaction and passbook savings accounts) decreased $1.89 million. During the same period, short-term certificates (two years or less) decreased $11.13 million and certificates with original terms greater than two years increased $1.83 million. The decline in certificates reflects less aggressive rates offered on maturing accounts during the six-month period. Interest of $1.97 million during the current quarter and $4.03 million during the current six-month period was credited to accounts. After eliminating the effect of interest credited, savings decreased $5.59 million during the current quarter and $15.22 million during the six months ended June 30, 1999.

Borrowings at June 30, 1999, consisted of the following FHLB advances:


            Maturity      Interest     Outstanding
              date         rate         balance
              ----         ----         -------
                                      (Dollars in
                                       thousands)
            09/22/99      4.96%         $1,500
            05/01/06      8.15%            187
            06/17/08      5.10%          2,000
            06/18/08      5.38%          2,000
            09/08/08      4.80%          2,000
            10/02/08      4.82%          1,000
            11/06/08      4.64%          2,000
            11/10/08      4.25%          2,000
            04/29/09      5.44%          3,000
            05/05/09      4.67%          2,000
            10/01/10      6.35%          3,029
            12/01/10      6.30%          1,223
            05/01/14      1.50%          1,200
                                       -------
                                       $23,139


At June 30, 1999, $1.71 million of assets were classified substandard, $164,000 classified loss and $2.17 million classified as special mention compared to $1.35 million as substandard, $363,000 as loss and $1.69 million as special mention at December 31, 1998. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.66 million at June 30, 1999 and $1.23 million at December 31, 1998. Because of the increase in delinquent loans and substandard assets, the Company has enhanced its collection efforts. At June 30, 1999, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 1999.


                                                      (Dollars in thousands)
                 Balance at beginning of period              $ 1,092
                 Charge offs                                       1
                 Additions charged to operations                  40
                 Recapture of specific reserve                  (163)
                 Recoveries                                        0
                                                             -------
                 Balance at end of period                    $   968



During the Second Quarter of 1999, additions to loss reserves were reduced by $163,000 due to the recapture of a specific reserve established in 1990 and 1991 against a renegotiated loan secured by a 50 unit motel located in Cincinnati, Ohio as a result of an unanticipated payoff of the loan.

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At June 30, 1999, net worth was $19.73 million, which is 8.41% of assets. At the same date, book value per share was $12.08 compared to $12.29 at December 31, 1998.

The following table summarizes, as of June 30, 1999, the regulatory capital position of Franklin.


Capital Standard      Actual      Required      Excess    Actual    Required   Excess
                      ------      --------      ------    ------    --------   ------
                       (Dollars in thousands)
Core                $ 16,072       $ 9,387     $ 6,685     6.85%      4.00%     2.85%
Risk-based            16,876         8,724       8,152    15.48%      8.00%     7.48%



RESULTS OF OPERATIONS

Net income was $468,000 ($0.27 per basic share) for the current quarter compared to $443,000 ($0.25 per basic share) for the quarter ended June 30, 1998. During the current six-month period, income was $719,000 ($0.42 per basic share) compared to $980,000 ($0.55 per basic share) for the six months ended June 30, 1998.The decrease in net income during the current six-month period reflects a $215,000 decrease in net interest income, a $165,000 reduction in the provision for loan losses due to the recaputure of a specific reserve, a decline of $145,000 in profits on the sale of investments when compared to the same period in 1998, and a $170,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.51 million for the current quarter and $2.88 million for the first six months of 1999 compared to $1.53 and $3.10 million, respectively, for the same periods in1998. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                        For the Six Month periods ended June 30,
                                                       1999 vs 1998
                                                                           Total
                                     Increase (decrease) due to           increase
                                       Volume            Rate            (decrease)
                                       ------            ----            ----------
Interest income attributable to:                (Dollars in thousands)
  Loans receivable (1)                $   50            ($ 308)           ($ 258)
  Mortgage-backed securities             439              (142)              297
  Investments                           (526)              (42)             (568)
  FHLB stock                               0                 0                 0
                                      ------            ------            ------
  Total interest-earning assets       ($  37)           ($ 492)           ($ 529)

Interest expense attributable to:
  Demand deposits                     $   14            ($   6)           $    8
  Savings accounts                         4                 1                 5
  Certificates                          (300)             (303)             (603)
  FHLB advances                          293               (17)              276
                                      ------            ------            ------
  Total interest-bearing liabilities  $   11            ($ 325)           ($ 314)

Decrease in net interest income       ($  48)           ($ 167)           ($ 215)


              (1)  Includes non-accruing loans.


As the above table indicates, the reduction in net interest income of $215,000 is due to a $529,000 reduction in income on interest-earning assets offset by a $314,000 reduction in the cost of interest-bearing liabilities. In both cases, the majority of the change resulted from a decline in rates, not a change in volume. This is the result of a decline in market rates, which caused prepayments on mortgage loans and mortgage-backed securities to accelerate, new loans or mortgage-backed securities to be acquired at lower rates, and maturing certificates of deposit to be renewed at lower rates.

As the tables below illustrate, average interest-earning assets increased $2.22 million to $228.98 million during the six months ended June 30, 1999, from $226.76 million for the six months ended June 30, 1998. Average interest-bearing liabilities increased $3.48 million from $209.33 million for the six months ended June 30, 1998, to $212.81 million for the current six-month period. Thus, average net interest-earning assets decreased $1.26 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.19% for the six months ended June 30, 1999, compared to 2.35% for the same period in 1998. The decline in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 7.42% for the six months ended June 30, 1998, to 6.88% for the same six-month period in 1999. The decline in the yield on interest-earning assets is the result of high levels of prepayments on mortgage loans and mortgage-backed securities, which reduced the yield to 7.52% on mortgage loans and, after the amortization of purchase premiums, to 5.34% on mortgage-backed securities.


                                             For the Six Months ended June 30,1999
                                                   Average
                                                  outstanding           Yield/cost
                                                  -----------           ----------
                                             (Dollars in thousands)
  Average interest-earning assets
     Loans                                         $154,354                7.52%
     Mortgage-backed securities                      52,926                5.34%
     Investments                                     19,863                6.05%
     FHLB stock                                       1,840                6.85%
                                                   --------                ----
       Total                                       $228,983                6.88%

  Average interest-bearing liabilities
     Demand deposits                               $ 23,680                2.04%
     Savings accounts                                22,758                2.74%
     Certificates                                   147,857                5.39%
     FHLB advances                                   18,514                4.93%
                                                   --------                ----
       Total                                       $212,809                4.69%

Net interest-earning assets/interest rate spread   $ 16,174                2.19%


                                             For the Six Months ended June 30,1998
                                                    Average
                                                  outstanding          Yield/cost
                                                  -----------          ----------
                                            (Dollars in thousands)
  Average interest-earning assets
     Loans                                         $153,106                7.92%
     Mortgage-backed securities                      34,702                6.43%
     Investments                                     37,192                6.29%
     FHLB stock                                       1,763                7.15%
                                                   --------                ----
       Total                                       $226,763                7.42%

  Average interest-bearing liabilities
     Demand deposits                               $ 22,243                2.10%
     Savings accounts                                22,494                2.73%
     Certificates                                   158,585                5.79%
     FHLB advances                                    6,008                5.99%
                                                   --------                ----
       Total                                       $209,330                5.07%

Net interest-earning assets/interest rate spread   $ 17,433                2.35%



Noninterest income was $180,000 for the quarter and $357,000 for the six months ended June 30, 1999 compared to $166,000 for the same quarter in 1998 and $530,000 for the six months ended June 30, 1998. The decrease in noninterest income when comparing the six-month periods is the result of a decline in profits on the sale of investments and mortgage-backed securities of $145,000 and a $27,000 decrease in profits on sale of loans.

Noninterest expenses were $1.13 million for the current quarter and $2.29 million for the current six-month period compared to $1.03 million for the same quarter in 1998 and $2.12 million for the six months ended June 30, 1998. As a percentage of average assets, this is 1.95% for the six months ended June 30, 1999 compared to 1.82% for the first six months of 1998. The increase during the current six-month period reflects an increase in compensation and employee benefit costs and advertising expense.

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

Franklin has developed a five stage action plan which assesses the magnitude of the Year 2000 problem, provides a strategy that neutralizes the impact of these problems, develops contingency plans to be implemented if critical systems do not become Year 2000 compliant, and develops testing procedures to insure that systems are Year 2000 compliant. The status of this effort is reported to the Board of Directors on a regular basis. Franklin's technology committee meets on a quarterly basis to monitor the progress being made and address any concerns. The awareness, assessment, renovation and validation phases of this plan are substantially complete. Although it is unlikely that they will be needed, the Franklin has developed business resumption and liquidity contingency plans to be implemented if any of the critical systems fail to perform properly or if additional cash is needed at the branch offices to meet customer demand.

All third party providers of software have either certified their product as compliant. The major provider of data processing services to Franklin has completed its migration to a Year 2000 ready platform operating system and database. Customer transaction testing was completed during the fourth quarter of 1998. All computer equipment has been tested for Year 2000 compliance and any necessary replacements have been made. During the remainder of 1999, emphasis will be placed customer communications and training of personnel on implementing the contingency plans.

Franklin has not identified any significant expenses, which are reasonably likely to be incurred in future periods in connection with this issue, and does not expect to incur significant expense to implement any necessary corrective actions. No assurance can be given, at this time, that significant expense will not be incurred in future periods. In the unlikely event that Franklin is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Franklin's current systems, programs, and equipment Year 2000 compliant, Franklin's net income and financial condition could be adversely affected.

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

PART II

                           FIRST FRANKLIN CORPORATION AND SUBSIDIARY

Item 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 26, 1999, the following items were voted on by the shareholders:

                                                                                    Voting
                                                                                   Negative
                                                                                      or
                                                                 Affirmative       Withheld       Abstentions
         Reelection of the following director:

                  John L. Nolting                                  997,410          97,194


         Ratification of the selection of Clark Schaefer
         Hackett & Co. as independent accountants
         for the current fiscal year.                            1,067,627           9,950           17,027


Item 5.  OTHER INFORMATION

         A. Press Release dated June 29, 1999
         B. Press Release dated July 15, 1999


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


June 29, 1999



FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

The Board of Directors of First Franklin Corporation declared a dividend of $0.075 per share for the second quarter of 1999. This is the forty-sixth consecutive dividend paid by the company. The quarterly dividend will be payable July 19, 1999 to shareholders of record as of July 2.

First Franklin is the parent of Franklin Savings which has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360



July 15, 1999


FOR IMMEDIATE RELEASE

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings for the Second Quarter, 1999 of $468,000 ($0.27 per share) and $719,000 ($0.42 per share) for the first six months of this year. This compares to earnings of $443,000 ($0.25 per share) for the second quarter of 1998 and $980,000 ($0.55 per share) for the six months ended June 30, 1998.

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST FRANKLIN CORPORATION


                                 /s/ Daniel T. Voelpel
                                 -----------------------------
                                 Daniel T. Voelpel
                                 Vice President and Chief Financial Officer


Date:  August 2, 1999