Form 10QSB
period 1999-09-30
FIRST FRANKLIN CORP
filed 1999-11-05
CIK 742161

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

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

         Yes [X]          No [ ]

As of September 30, 1999 there were issued and outstanding 1,631,973 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)

         Yes [ ]           No [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                                           Page No.
Part I   Financial Information

Item 1.  Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998                                                 3

         Consolidated Statements of Income and Retained
         Earnings - Three and Nine-month Periods ended September 30,
         1999 and 1998                                                                            4

         Consolidated Statements of Cash Flows - Nine -month
         Periods ended September 30, 1999 and 1998                                                5

         Notes to Consolidated Financial Statements                                               6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      7


Part II. Other Information                                                                       15

Item 5.  Press Release dated September 27, 1999                                                  16
         Press Release dated October 13, 1999                                                    17

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         Sept 30,1999         Dec 31,1998
                                                         ------------         -----------
                                                         (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $330 and $8,060 at 09/30/99
  and 12/31/98, respectively                               $     484           $   8,369
Investment securities
  Available-for-sale, at market value
     (amortized cost of $19,944 and
     $19,041, respectively)                                   19,194              19,125
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $41,189 and
     $43,462, respectively)                                   40,901              43,522
  Held-to-maturity, at amortized cost
    (market value of $13,971 and
    $12,469, respectively)                                    14,109              12,355
Loans receivable, net                                        163,651             150,179
Real estate owned, net                                             0                   0
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                              1,937               1,789
Accrued interest receivable                                    1,589               1,387
Property and equipment, net                                    1,981               2,039
Other assets                                                   1,553               1,550
                                                           ---------           ---------
                                                           $ 245,399           $ 240,315

     LIABILITIES
Savings accounts                                           $ 188,985           $ 202,261
Borrowings                                                    35,560              15,576
Advances by borrowers for taxes
  and insurance                                                  698               1,091
Other liabilities                                                422                 446
                                                           ---------           ---------
     Total liabilities                                       225,665             219,374
                                                           ---------           ---------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 09/30/99 and 12/31/98,
   respectively                                                   13                  13
Additional paid in capital                                     6,189               6,189
Treasury stock, at cost- 378,894 shares at
   09/30/99 and 306,494 shares at 12/31/98                    (3,713)             (2,630)
Unrealized (loss)gain on available-for-sale
   securities, net of taxes of $(353) at 09/30/99
   and $49 at 12/31/98                                          (685)                 95
Retained earnings, substantially restricted                   17,930              17,274
                                                           ---------           ---------
     Total stockholders' equity                               19,734              20,941
                                                           ---------           ---------
                                                           $ 245,399           $ 240,315


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                                    For the Three Months Ended             For the Nine Months Ended
                                                 Sept 30,1999        Sept 30,1998       Sept 30,1999       Sept 30,1998
                                                 ------------        ------------       ------------       ------------
                                                 (Unaudited)                            (Unaudited)
Interest income:
  Loans receivable                                 $  2,947            $  2,922           $  8,749           $  8,983
  Mortgage-backed securities                            683                 600              2,095              1,715
  Investment securities                                 351                 611              1,016              1,843
                                                   --------            --------           --------           --------
                                                      3,981               4,133             11,860             12,541
Interest expense:
  Savings accounts                                    2,209               2,558              6,749              7,687
  Borrowings                                            322                 142                777                322
                                                   --------            --------           --------           --------
                                                      2,531               2,700              7,526              8,009
                                                   --------            --------           --------           --------
     Net interest income                              1,450               1,433              4,334              4,532

Provision (credit) for loan losses                        0                  11               (123)                53
                                                   --------            --------           --------           --------
     Net interest income after
       provision (credit) for loan losses             1,450               1,422              4,457              4,479
                                                   --------            --------           --------           --------
Noninterest income:
  Gain on loans sold                                      1                  83                 66                175
  Gain on sale of investments                             0                  47                 23                215
  Service fees on NOW accounts                           59                  65                170                179
  Other income                                           81                  95                239                251
                                                   --------            --------           --------           --------
                                                        141                 290                498                820
Noninterest expense:
  Salaries and employee benefits                        549                 512              1,618              1,470
  Occupancy expense                                     164                 177                490                499
  Federal insurance premiums                             28                  31                 88                 94
  Service bureau expense                                 67                  63                193                179
  Other expenses                                        325                 316              1,036                979
                                                   --------            --------           --------           --------
                                                      1,133               1,099              3,425              3,221

Income before federal income taxes                      458                 613              1,530              2,078

Provision for federal income taxes                      149                 201                502                686
                                                   --------            --------           --------           --------
     Net Income                                    $    309            $    412           $  1,028           $  1,392

RETAINED EARNINGS-BEGINNING OF PERIOD              $ 17,740            $ 16,676           $ 17,274           $ 15,949
  Net income                                            309                 412              1,028              1,392
  Less: dividends declared                             (119)               (129)              (372)              (382)
                                                   --------            --------           --------           --------
RETAINED EARNINGS-END OF PERIOD                    $ 17,930            $ 16,959           $ 17,930           $ 16,959

EARNINGS PER COMMON SHARE
        Basic                                      $   0.19            $   0.24           $   0.61           $   0.79
        Diluted                                    $   0.19            $   0.24           $   0.61           $   0.79

DIVIDENDS DECLARED PER  COMMON SHARE               $  0.075            $  0.075           $  0.225           $  0.217


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                For The Nine Months Ended
                                                                             Sept 30,1999       Sept 30,1998
                                                                             ------------       ------------
                                                                                       (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                                     $  1,028           $  1,392

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision (credit) for loan losses                                            (123)                53
     Depreciation and amortization                                                  397                171
     FHLB stock dividend                                                            (98)               (95)
     Increase  in accrued interest receivable                                      (202)               (60)
     Increase  in other assets                                                       (3)               (88)
     Decrease in other liabilities                                                  (24)              (156)
     Other, net                                                                     575                 88
     Loans sold                                                                   6,721              9,211
     Disbursements on loans originated for sale                                  (6,647)            (7,905)
                                                                               --------           --------
Net cash provided by operating activities                                         1,624              2,611
                                                                               --------           --------

Cash provided by (used in) investing activities:
  Loan principal reductions                                                      26,508             32,312
  Disbursements on mortgage and other
     loans purchased or originated for investment                               (40,112)           (30,556)
  Repayments on mortgage-backed securities                                       19,820              8,018
  Purchase of available-for-sale mortgage-backed securities                     (17,541)           (23,565)
  Purchase of held-to-maturity mortgage-backed securities                        (4,950)                 0
  Sale of available-for-sale mortgage-backed securities                           2,887              6,335
  Purchase of available-for-sale investment securities                          (10,114)           (25,425)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                         9,215             28,655
  Sale (purchase) of Federal Home Loan Bank Stock                                   (50)               146
  Capital expenditures                                                              (32)              (184)
                                                                               --------           --------
Net cash used in investing activities                                           (14,369)            (4,264)
                                                                               --------           --------

Cash provided by (used in) financing activities:
  Net decrease in deposits                                                      (13,276)            (3,376)
  Borrowed money                                                                 19,984              5,674
  Decrease in advances by borrowers
     for taxes and insurance                                                       (393)              (403)
  Repurchase of common stock                                                     (1,083)            (1,286)
  Payment of dividends                                                             (372)              (382)
                                                                               --------           --------
Net cash provided by financing activities                                         4,860                227
                                                                               --------           --------

Net decrease in cash                                                           ($ 7,885)          ($ 1,426)
Cash at beginning of period                                                       8,369              5,990
                                                                               --------           --------
CASH AT END OF PERIOD                                                          $    484           $  4,564


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1998 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.


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

Comprehensive income for the nine months ended September 30, 1999 and 1998 was $263,000 and $1,446,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

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

The Company's operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to maximizing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management's goal has been to maintain profitability and a strong capital position. It seeks to accomplish this goal by pursuing the following strategies: (i) emphasizing lending in the one- to four-family residential mortgage market, (ii) managing deposit pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) managing asset growth, and (vi) maintaining asset quality.

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

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, and a voice response telephone inquiry system. In January 2000, Franklin will begin offering an internet banking service called "Franklin Online" which will allow users to pay bills, transfer funds and obtain account information using their home computer. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds, and discount brokerage services in its offices through an agreement with a third party. Franklin receives a portion of the sales commissions earned on these products.

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

In September 1999 management and the Board of Directors reviewed the Company's strategic plan and established the strategic objectives for the next few years. These objectives place increased emphasis on traditional community banking operations, including increased consumer real estate and non-real estate lending, a competitive commercial real estate loan program, evaluation of new branch and loan origination offices, development of a marketing plan to increase community awareness and the use of technology to increase efficiency. Management believes that unique opportunities exist in the marketplace as a result of the acquisition of several community banking institutions by large commercial banks.

Since the results of operations of Madison and DirectTeller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES



Consolidated assets increased $5.08 million (2.1%) from $240.32 million at December 31, 1998 to $245.40 million at September 30, 1999, compared to a $1.38 million (0.6%) increase for the same period in 1998. During 1999, mortgage-backed securities decreased $900,000, cash and investments decreased $7.82 million, loans receivable increased $13.47 million, deposits decreased $13.28 million and borrowings increased $19.98 million.

Loan disbursements were $46.76 million during the current nine-month period compared to $38.46 million during the nine months ended September 30, 1998. Disbursements during the third quarter of 1999 were $15.19 million compared to $12.81 million during the same quarter in 1998. Loan sales during the current nine-month period were $6.72 million. At September 30, 1999, commitments to originate mortgage loans were $2.97 million. At the same date, $3.55 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $7.82 million during the nine months ended September 30, 1999, to $19.68 million. This decrease reflects loan sales of $6.72 million, loan and mortgage-backed securities repayments of $46.33 million, borrowings of $19.98 million, sales of mortgage-backed securities of $2.89 million less loan disbursements of $46.76 million, a decrease in savings accounts of $13.28 million, an increase in treasury stock of $1.08 million and purchases of mortgage-backed securities of $22.49 million. At September 30, 1999, liquid assets were 8.02% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 1999. No securities are classified as trading.


                                                    Amortized       Unrealized    Unrealized     Market
                                                       Cost           Gains         Losses        Value
                                                    -------------------------------------------------------
                                                                        (in thousands)
Available-for-sale
     Investment securities                            $19,944          $ 35          $785        $19,194
     Mortgage-backed securities                        41,189           160           448         40,901
Held-to-maturity
     Mortgage-backed securities                        14,109            25           163         13,971


At September 30, 1999, savings deposits were $188.99 million compared to $202.26 million at December 31, 1998. This is a decrease of $2.08 million during the current quarter and $13.28 million during the nine months ended September 30,1999. During the nine months ended September 30, 1999, core deposits (transaction and passbook savings accounts) decreased $3.82 million. During the same period, short-term certificates (two years or less) decreased $16.83 million and certificates with original terms greater than two years increased $7.37 million. The decline in certificates reflects less aggressive rates offered on maturing accounts during the nine-month period. Interest of $1.95 million during the current quarter and $5.98 million during the current nine-month period was credited to accounts. After eliminating the effect of interest credited, savings decreased $4.03 million during the current quarter and $19.26 million during the nine months ended September 30, 1999.

Borrowings at September 30, 1999, consisted of the following FHLB advances:


       Maturity       Interest      Outstanding
         date           rate          balance
         ----           ----          -------
                                     (Dollars in
                                      thousands)
       12/10/99         5.59%         $   500
       12/14/99         5.59%             500
       12/21/99         5.59%           1,500
       12/22/99         5.59%           1,500
       05/01/06         8.15%             182
       06/17/08         5.10%           2,000
       06/18/08         5.38%           2,000
       09/08/08         5.53%           2,000
       10/02/08         4.82%           1,000
       11/06/08         4.64%           2,000
       11/10/08         4.25%           2,000
       04/29/09         5.44%           3,000
       05/05/09         4.67%           2,000
       09/30/09         5.52%           5,000
       10/01/09         6.65%           5,000
       10/01/10         6.35%           2,982
       12/01/10         6.30%           1,205
       05/01/14         1.50%           1,191
                                      -------
                                      $35,560


At September 30, 1999, $1.37 million of assets were classified substandard, $165,000 classified loss and $3.18 million classified as special mention compared to $1.35 million as substandard, $363,000 as loss and $1.69 million as special mention at December 31, 1998. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.04 million at September 30, 1999 and $1.23 million at December 31, 1998. At September 30, 1999, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 1999.


                                                          (Dollars in thousands)
         Balance at beginning of period                          $ 1,092
         Charge offs                                                   3
         Additions charged to operations                              40
         Recapture of specific reserve                              (163)
         Recoveries                                                    1
                                                                 -------
         Balance at end of period                                $   967


During the Second Quarter of 1999, additions to loss reserves were reduced by $163,000 due to the recapture of a specific reserve established in 1990 and 1991 against a renegotiated loan secured by a 50 unit motel located in Cincinnati, Ohio as a result of an unanticipated payoff of the loan.

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At September 30, 1999, net worth was $19.73 million, which is 8.04% of assets. At the same date, book value per share was $12.09 compared to $12.29 at December 31, 1998. The decline in book value per share represents a $780,000 ($0.48 per share) increase in the unrealized loss on available-for-sale securities.

The following table summarizes, as of September 30, 1999, the regulatory capital position of Franklin.


Capital Standard         Actual      Required    Excess     Actual     Required   Excess
                         ------      --------    ------     ------     --------   ------
                         (Dollars in thousands)
Core                     $16,774     $ 9,836     $ 6,938     6.82%       4.00%     2.82%
Risk-based                17,576       9,058       8,518    15.52%       8.00%     7.52%


RESULTS OF OPERATIONS

Net income was $309,000 ($0.19 per basic share) for the current quarter compared to $412,000 ($0.24 per basic share) for the quarter ended September 30, 1998. During the current nine-month period, income was $1,028,000 ($0.61 per basic share) compared to $1,392,000 ($0.79 per basic share) for the nine months ended September 30, 1998.The decrease in net income during the current nine-month period reflects a $198,000 decrease in net interest income, a $176,000 reduction in the provision for loan losses due to the recaputure of a specific reserve, declines of $192,000 in profits on the sale of investments and $109,000 in profits on the sale of loans when compared to the same period in 1998, and a $204,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.45 million for the current quarter and $4.33 million for the first nine months of 1999 compared to $1.43 and $4.53 million, respectively, for the same periods in 1998. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.


                                          For the Nine Month periods ended September 30,
                                                         1999  vs 1998

                                                                              Total
                                           Increase (decrease) due to        increase
                                              Volume          Rate          (decrease)
                                              ------          ----          ----------
Interest income attributable to:                     (Dollars in thousands)
  Loans receivable (1)                        $ 251           $(485)          $(234)
  Mortgage-backed securities                    565            (186)            379
  Investments                                  (723)           (106)           (829)
  FHLB stock                                      6              (3)              3
                                              -----           -----           -----
  Total interest-earning assets               $  99           $(780)          $(681)

Interest expense attributable to:
  Demand deposits                             $  24           $  (5)          $  19
  Savings accounts                                1               2               3
  Certificates                                 (476)           (484)           (960)
  FHLB advances                                 501             (46)            455
                                              -----           -----           -----
  Total interest-bearing liabilities          $  50           $(533)          $(483)

Decrease in net interest income               $  49           $(247)          $(198)


                        (1) Includes non-accruing loans.


As the above table indicates, the reduction in net interest income of $198,000 is due to a $681,000 reduction in income on interest-earning assets offset by a $483,000 reduction in the cost of interest-bearing liabilities. In both cases, the majority of the change resulted from a decline in rates, not a change in volume. This is the result of a decline in market rates, which caused prepayments on mortgage loans and mortgage-backed securities to accelerate, new loans or mortgage-backed securities to be acquired at lower rates, and maturing certificates of deposit to be renewed at lower rates.

As the tables below illustrate, average interest-earning assets increased $3.72 million to $230.39 million during the nine months ended September 30, 1999, from $226.67 million for the nine months ended September 30, 1998. Average interest-bearing liabilities increased $4.29 million from $210.03 million for the nine months ended September 30, 1998, to $214.32 million for the current nine-month period. Thus, average net interest-earning assets decreased $570,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.18% for the nine months ended September 30, 1999, compared to 2.30% for the same period in 1998. The decline in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 7.38% for the nine months ended September 30, 1998, to

6.86% for the same nine-month period in 1999. The decline in the yield on interest-earning assets is the result of high levels of prepayments on mortgage loans and mortgage-backed securities, which reduced the yield to 7.46% on mortgage loans and, after the amortization of purchase premiums, to 5.36% on mortgage-backed securities.


                                                For the Nine Months ended September 30, 1999

                                                          Average
                                                        outstanding         Yield/cost
                                                        -----------         ----------
                                                   (Dollars in thousands)
  Average interest-earning assets
     Loans                                                $156,367             7.46%
     Mortgage-backed securities                             52,119             5.36%
     Investments                                            20,042             6.11%
     FHLB stock                                              1,865             7.01%
                                                          --------             ----
       Total                                              $230,393             6.86%

  Average interest-bearing liabilities
     Demand deposits                                      $ 23,505             2.13%
     Savings accounts                                       22,486             2.76%
     Certificates                                          146,905             5.36%
     FHLB advances                                          21,427             4.83%
                                                          --------             ----
       Total                                              $214,323             4.68%

Net interest-earning assets/interest rate spread          $ 16,070             2.18%

                                                For the Nine Months ended September 30, 1998

                                                          Average
                                                        outstanding         Yield/cost
                                                        -----------         ----------
                                                   (Dollars in thousands)
  Average interest-earning assets
     Loans                                                $152,334             7.86%
     Mortgage-backed securities                             36,881             6.20%
     Investments                                            35,696             6.53%
     FHLB stock                                              1,754             7.22%
                                                          --------             ----
       Total                                              $226,665             7.38%

  Average interest-bearing liabilities
     Demand deposits                                      $ 22,014             2.16%
     Savings accounts                                       22,453             2.74%
     Certificates                                          158,279             5.79%
     FHLB advances                                           7,281             5.90%
                                                          --------             ----
       Total                                              $210,027             5.08%

Net interest-earning assets/interest rate spread          $ 16,638             2.30%


Noninterest income was $141,000 for the quarter and $498,000 for the nine months ended

September 30, 1999 compared to $290,000 for the same quarter in 1998 and $820,000 for the nine months ended September 30, 1998. The decrease in noninterest income when comparing the nine-month periods is the result of a decline in profits on the sale of investments and mortgage-backed securities of $192,000 and a $109,000 decrease in profits on sale of loans.

Noninterest expenses were $1.13 million for the current quarter and $3.43 million for the current nine-month period compared to $1.10 million for the same quarter in 1998 and $3.22 million for the nine months ended September 30, 1998. As a percentage of average assets, this is 1.93% for the nine months ended September 30, 1999 compared to 1.84% for the first nine months of 1998. The increase during the current nine-month period reflects an increase in compensation and employee benefit costs and advertising expense.

Early in the fourth quarter of 1999, Franklin will be closing it branch office located at 45 East Fourth Street in downtown Cincinnati. This is the result of an internal analysis that indicated that the expense associated with operating that branch was not justified by the number of customers serviced at that location. Deposits held at that branch will be serviced from another branch located about five miles from that office.

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

Franklin has developed a five stage action plan which assesses the magnitude of the Year 2000 problem, provides a strategy that neutralizes the impact of these problems, develops contingency plans to be implemented if critical systems do not become Year 2000 compliant, and develops testing procedures to insure that systems are Year 2000 compliant. The status of this effort is reported to the Board of Directors on a regular basis. Franklin's technology committee meets on a quarterly basis to monitor the progress being made and address any concerns. The awareness, assessment, renovation and validation phases of this plan are complete. Although it is unlikely that they will be needed, Franklin has developed and tested business resumption and liquidity contingency plans to be implemented if any of the critical systems fail to perform properly or if additional cash is needed at the branch offices to meet customer demand.

All third party providers of software have certified their product as compliant. The major provider of data processing services to Franklin has completed its migration to a Year 2000 ready platform operating system and database. Customer transaction testing was completed during the fourth quarter of 1998. All computer equipment has been tested for Year 2000 compliance and any necessary replacements have been made. During the remainder of 1999, emphasis will be placed on customer communications and training of personnel on the contingency plans.

Franklin has not identified any significant expenses, which are reasonably likely to be incurred in future periods in connection with this issue, and does not expect to incur significant expense to implement any necessary corrective actions. No assurance can be given that significant expense will not be incurred in future periods. In the unlikely event that substantial expense must be incurred to make Franklin's current systems, programs, and equipment Year 2000 compliant, Franklin's net income and financial condition could be adversely affected.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         A. Press release dated September 27, 1999
         B. Press release dated October 13, 1999


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


September 27, 1999
Cincinnati, Ohio


First Franklin Corporation Declares Quarterly Dividend


The Board of Directors of First Franklin Corporation declared a dividend of $0.075 per share for the third quarter of 1999. This is the forty-seventh consecutive dividend paid by the company. The quarterly dividend will be payable October 18, 1999 to shareholders of record as of October 1.

First Franklin is the parent of Franklin Savings which has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


October 13, 1999
Cincinnati, Ohio


First Franklin Corporation Announces Earnings


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings for the Third Quarter, 1999 of $309,000 ($0.19 per share) and $1,028,000 ($0.61 per share) for the first nine months of this year. This compares to earnings of $412,000 ($0.24 per share) for the third quarter of 1998 and $1,392,000 ($0.79 per share) for the nine months ended September 30, 1998.

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

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


Date:  November 2, 1999