Form 10QSB
period 2000-03-31
FIRST FRANKLIN CORP
filed 2000-05-15
CIK 742161

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Quarterly Period Ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                            For the Transition Period

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    31-1221029
             --------                                    ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                       Identification Number)

       4750 Ashwood Drive Cincinnati, Ohio                45241
       -----------------------------------                -----
    (Address of Principal Executive Offices)             (Zip Code)

    Issuer's Telephone Number, including Area Code  (513) 469-5352

   ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PROCEEDING FIVE YEARS

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2000 there were issued and outstanding 1,615,373 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I  Financial Information

Item 1.     Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999                            3

            Consolidated Statements of Income and Retained
            Earnings - Three Month Periods ended March 31, 2000
            and 1999                                                        4

            Consolidated Statements of Cash Flows - Three Month
            Periods ended March 31, 2000 and 1999                           5

            Notes to Consolidated Financial Statements                      6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7


Part II  Other Information                                                 14

Item 5.     Press Release dated March 28, 2000                             15
            Press Release dated April 12, 2000                             16


Signatures

PART I - ITEM 1.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     Mar 31,2000              Dec 31,1999
                                                                     -----------              -----------
                                                                     (Unaudited)
     ASSETS

Cash, including CD's & other interest-earning
  deposits of $100 and $205 at 03/31/00
  and 12/31/99, respectively                                         $   1,401                $   3,688
Investment securities
  Available-for-sale, at market value
     (amortized cost of $20,185 and
     $20,190, respectively)                                             19,210                   19,197
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $37,178 and
     $39,719, respectively)                                             36,690                   39,342
  Held-to-maturity, at amortized cost
    (market value of $12,840 and
    $13,336, respectively)                                              13,183                   13,596
Loans receivable, net                                                  174,506                  167,601
Real estate owned, net                                                       0                        0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                                 2,006                    1,971
Accrued interest receivable                                              1,622                    1,311
Property and equipment, net                                              1,934                    1,942
Other assets                                                             1,831                    1,557
                                                                     ---------                ---------
                                                                     $ 252,383                $ 250,205

     LIABILITIES

Savings accounts                                                     $ 193,138                $ 191,673
Borrowings                                                              38,335                   37,110
Advances by borrowers for taxes
  and insurance                                                            687                    1,171
Other liabilities                                                          420                      496
                                                                     ---------                ---------
     Total liabilities                                                 232,580                  230,450
                                                                     ---------                ---------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 03/31/00 and 12/31/99,
   respectively                                                             13                       13
Additional paid in capital                                               6,189                    6,189
Treasury stock, at cost- 395,494 shares at
   03/31/00 and 380,494 shares at 12/31/99                              (3,875)                  (3,733)
Retained earnings, substantially restricted                             18,441                   18,190
Accumulated other comprehensive income:
   Unrealized loss on available-for-sale
   securities, net of taxes of $(498) at 03/31/00
   and $(466) at 12/31/99                                                 (965)                    (904)
                                                                     ---------                ---------
     Total stockholders' equity                                         19,803                   19,755
                                                                     ---------                ---------
                                                                     $ 252,383                $ 250,205

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                                                         For the Three Months Ended
                                                                      Mar 31, 2000        Mar 31, 1999
                                                                     -------------       -------------
                                                                     (Unaudited)          (Unaudited)

Interest income:
  Loans receivable                                                      $  3,220              $  2,861
  Mortgage-backed securities                                                 825                   718
  Investment securities                                                      357                   321
                                                                        --------              --------
                                                                           4,402                 3,900
Interest expense:
  Savings accounts                                                         2,275                 2,319
  Borrowings                                                                 517                   204
                                                                        --------              --------
                                                                           2,792                 2,523
     Net interest income                                                   1,610                 1,377

Provision for loan losses                                                     19                    20
                                                                        --------              --------
       Net interest income after provision for loan losses                 1,591                 1,357
                                                                        --------              --------
Noninterest income:
  Gain on loans sold                                                           0                    49
  Service fees on NOW accounts                                                53                    53
  Other income                                                                91                    75
                                                                        --------              --------
                                                                             144                   177
Noninterest expense:
  Salaries and employee benefits                                             540                   521
  Occupancy expense                                                          149                   160
  Federal insurance premiums                                                  10                    30
  Advertising                                                                114                    58
  Service bureau expense                                                      62                    65
  Other expenses                                                             308                   331
                                                                        --------              --------
                                                                           1,183                 1,165

Income before federal income taxes                                           552                   369

Provision for federal income taxes                                           179                   118
                                                                        --------              --------
     Net Income                                                         $    373              $    251

RETAINED EARNINGS-BEGINNING OF PERIOD                                   $ 18,190              $ 17,273
  Net income                                                                 373                   251
  Less: dividends declared                                                  (122)                 (128)
                                                                        --------              --------
RETAINED EARNINGS-END OF PERIOD                                         $ 18,441              $ 17,396

EARNINGS PER COMMON SHARE
        Basic                                                           $   0.23              $   0.15
        Diluted                                                         $   0.23              $   0.15

DIVIDENDS DECLARED PER  COMMON SHARE                                    $  0.075              $  0.075

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    For The Three Months Ended
                                                                                  Mar 31, 2000        Mar 31, 1999
                                                                                  ------------        ------------
                                                                                  (Unaudited)         (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                                         $    373              $    251

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                           19                    20
     Depreciation and amortization                                                       50                   126
     FHLB stock dividend                                                                (34)                  (31)
     Decrease (increase) in accrued interest receivable                                (311)                    9
     Decrease (increase) in other assets                                               (274)                  236
     Decrease in other liabilities                                                      (76)                  (63)
     Other, net                                                                        (142)                   61
     Loans sold                                                                         120                 5,236
     Disbursements on loans originated for sale                                           0                (5,097)
                                                                                   --------              --------
Net cash provided by (used in) operating activities                                    (275)                  748
                                                                                   --------              --------

Cash provided by (used in) investing activities:

  Loan principal reductions                                                           7,886                 9,079
  Disbursements on mortgage and other
     loans purchased or originated for investment                                   (14,929)              (13,125)
  Repayments on mortgage-backed securities                                            2,927                 6,460
  Purchase of available-for-sale mortgage-backed securities                               0                (3,489)
  Purchase of available-for-sale investment securities                                    0                (3,992)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                                 5                 8,715
  Capital expenditures                                                                   15                    (1)
                                                                                   --------              --------
Net cash provided by (used  in) investing activities                                 (4,096)                3,647
                                                                                   --------              --------

Cash provided by (used in) financing activities:

  Net increase (decrease) in deposits                                                 1,465                (7,569)
   Borrowed money (repayments)                                                        1,225                   (68)
  Decrease in advances by borrowers
     for taxes and insurance                                                           (484)                 (427)
  Payment of dividends                                                                 (122)                 (128)
                                                                                   --------              --------
Net cash provided by  (used in) financing activities                                  2,084                (8,192)
                                                                                   --------              --------

Net decrease in cash                                                               ($ 2,287)             ($ 3,797)
Cash at beginning of period                                                           3,688                 8,369
                                                                                   --------              --------
CASH AT END OF PERIOD                                                              $  1,401              $  4,572


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1999 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including derivative instruments imbedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this standard will impact the Company because, at this time, the Company does not hold any of the instruments covered by the standard.

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim period reporting, an organization is required to report a total for comprehensive income.

Comprehensive income for the three months ended March 31, 2000 and 1999 was $312,000 and $132,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

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

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market. Franklin operates six banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, and a voice response telephone inquiry system. In January 2000, Franklin began offering an internet banking service called "Franklin Online" which allows users to pay bills, transfer funds, obtain account information and download account and transaction information into financial management programs using their home computer. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds, and discount brokerage services in its offices through an agreement with a third party. Franklin receives a portion of the sales commissions earned on these products.

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

In September 1999, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next two years. The primary objectives of this plan are asset growth, profitability, independence, capital adequacy and enhancing shareholder value. These objectives will be accomplished through loan growth, the use of technology to improve efficiency and/or customer service, an enhanced marketing effort to take full advantage of the opportunities that exist in the marketplace, and expansion through the addition of branch and/or loan origination offices.

Since the results of operations of Madison and DirectTelller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $2.17 million (0.9%) from $250.21 million at December 31, 1999 to $252.38 million at March 31, 2000, compared to a $8.13 million (3.4%) decrease for the same period in 1999. During 2000, mortgage-backed securities decreased $3.07 million, cash and investments decreased $2.27 million, loans receivable increased $6.91 million and deposits increased $1.47 million.

Loan disbursements were $14.93 million during the current quarter compared to $18.22 million during the three months ended March 31, 1999. Student loans totaling $120,000 were sold during the current three month period. At March 31, 2000, commitments to originate mortgage loans were $4.30 million. At the same date, $3.80 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $2.27 million during the three months ended March 31, 2000 to $20.61million. This decrease reflects loan and mortgage-backed securities repayments of $10.81 million, an increase in savings deposits of $1.47 million and increased borrowing of $1.23 million less loan disbursements of $14.93 million. At March 31, 2000, liquid assets were 8.17% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2000. No securities are classified as trading.


                                          Amortized      Unrealized    Unrealized      Market
                                            Cost           Gains         Losses         Value
                                         ------------------------------------------------------
                                                         (Dollars in thousands)
Available-for-sale
     Investment securities                $20,185        $    27        $ 1,002         $19,210
     Mortgage-backed securities            37,178            128            616          36,690
Held-to-maturity
     Mortgage-backed securities            13,183              0            343          12,840



At March 31, 2000, savings deposits were $193.14 million compared to $191.67 million at December 31, 1999. This is a increase of $1.47 million during the current three month period. During the three months ended March 31, 2000, core deposits (transaction and passbook savings accounts) increased $1.56 million. During the same period, short-term certificates (two years or less) decreased $5.49 million and certificates with original terms greater than two years increased $5.40 million. The decline in short-term certificates and the increase in long-term certificates reflects management's desire to lengthen the maturity of its deposits. Interest of $2.04 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, savings decreased $570,000 during the three month period ended March 31, 2000.

At March 31, 2000 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $38.34 million at an average cost of 5.80%. During the next twelve months, $4.9 million of the advances mature.

In the current interest rate environment, the Company is subject to significant interest rate risk. In the low interest rate environment that prevailed throughout much of the 1990s, Franklin, like many financial institutions, was not able to attract a significant amount of long-term deposits as customers opted to pursue short-term investments so they would be poised to take advantage of rates when they did rise. As a result, Franklin experienced a shortening of the maturities of its liabilities. The low rates had the opposite effect on Franklin's assets, as consumers took advantage of the low rates to lock-in long-term mortgages. Although Franklin has sold some of its fixed-rate mortgages in recent years, timing considerations and other market conditions have not always been conducive to a sale. Consequently, Franklin is experiencing a mismatch between the repricing terms of its assets and liabilities.

In 1999, Franklin implemented several new initiatives to improve its interest rate sensitivity. One initiative is to increase Franklin's capital position, which Franklin has addressed by suspending the payment of dividends to the Company. It is not anticipated that this action will adversely affect the ability of the Company to pay dividends to its shareholders. Another initiative is to lengthen the maturities of its liabilities, which Franklin has undertaken by emphasizing three-year and five-year certificates of deposit by pricing those products more attractively, and to shorten the maturities of its assets, which Franklin is addressing by limiting the origination of fixed-rate mortgages and emphasizing the origination of one, three and five year adjustable-rate mortgages. In addition, commercial and multi-family real estate loans will have shorter maturities with balloon payments due in five years or less. More emphasis is also being placed on the origination of home equity lines of credit and adjustable-rate second mortgages, which are normally originated at higher rates.

There are different ways to measure the effects that repricing differences will have on net income. Under the methodology being utilized by Franklin, based on models developed by an outside consultant which are tailored to the specific characteristics of Franklin's balance sheet, Franklin's interest rate risk is moderate. Under the methodology used by the OTS, however, Franklin's interest rate risk position is classified as high risk. Franklin will submit to the OTS by June 2, 2000 an interest rate risk compliance plan which will include many of the initiatives discussed above. If the plan is not approved or subsequently not complied with, the OTS could take other action which could limit Franklin's activities, growth or earnings. The plan will incorporate Franklin's specific risk characteristics and related risk analysis methodologies, which the OTS has indicated it will consider in approving the plan and reassessing Franklin's interest rate risk position.

At March 31, 2000, $1.09 million of assets were classified substandard, $162,000 classified loss and $3.28 million classified as special mention compared to $989,000 million as substandard, $163,000 as loss and $3.02 million as special mention at December 31, 1999. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $895,000 at March 31, 2000 and $777,000 at December 31, 1999. At March 31, 2000, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2000.

                                                          (Dollars in thousands)
                 Balance at beginning of period                     $976
                 Charge offs                                           1
                 Additions charged to operations                      19
                 Recoveries                                            0
                                                                    ----
                 Balance at end of period                           $994



The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 2000, net worth was $19.80 million, which is 7.85% of assets. At the same date, book value per share was $12.26 compared to $12.12 at December 31, 1999.

The following table summarizes, as of March 31, 2000, the regulatory capital position of our subsidiary, Franklin Savings.

Capital Standard              Actual         Required       Excess        Actual      Required      Excess
                              (Dollars in thousands)
Core                         $18,037          $10,099       $ 7,938         7.14%        4.00%       3.14%
Risk-based                    18,869            9,595         9,274        15.73%        8.00%       7.73%


RESULTS OF OPERATIONS

Net income was $373,000 ($0.23 per basic share) for the current quarter compared to $251,000 ($0.15 per basic share) for the quarter ended March 31, 1999. The increase in net income during the current three month period reflects a $233,000 increase in net interest income and a decline of $49,000 in profits on the sale of loans when compared to the same period in 1999.

Net interest income, before provisions for loan losses, was $1.61 million for the current quarter compared to $1.38 million for the first quarter of 1999. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                   For the three month periods ended March 31,
                                                                  2000  vs   1999
                                                                                           Total
                                                  Increase (decrease) due to             increase
                                                  Volume                Rate            (decrease)
Interest income attributable to:                               (Dollars in thousands)
  Loans receivable (1)                            $ 315                $  44               $ 359
  Mortgage-backed securities                        (31)                 138                 107
  Investments                                        29                    4                  33
  FHLB stock                                          3                    0                   3
                                                  -----                -----               -----
  Total interest-earning assets                   $ 316                $ 186               $ 502

Interest expense attributable to:
  Demand deposits                                 $  12                $   9               $  21
  Savings accounts                                  (11)                   0                 (11)
  Certificates                                      (71)                  17                 (54)
  FHLB advances                                     287                   26                 313
                                                  -----                -----               -----
  Total interest-bearing liabilities              $ 217                $  52               $ 269

Increase in net interest income                   $  99                $ 134               $ 233

                                 (1)  Includes non-accruing loans.



As the above table indicates, the increase in net interest income of $233,000 is due to a $502,000 increase in income on interest-earning assets offset by a $269,000 increase in the cost of interest-bearing liabilities. In both cases, the majority of the change resulted from an increase in the amount outstanding not a change in rates.

As the tables below illustrate, average interest-earning assets increased $16.30 million to $244.57million during the three months ended March 31, 2000, from $228.27 million for the three months ended March 31, 1999. Average interest-bearing liabilities increased $15.25 million from $211.50 million for the three months ended March 31, 1999, to $226.75 million for the current three month period. Thus, average net interest-earning assets increased $1.04 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.27% for the three months ended March 31, 2000, compared to 2.06% for the same period in 1999. The increase in the interest rate spread was the result of an increase in the yield on interest-earning assets from 6.83% for the three months ended March 31, 1999, to 7.20% for the same three month period in 2000. The majority of the increase in the yield on interest-earning assets is the result of an increase in the yield on mortgage-backed securities from 5.35% to 6.45% caused by a reduction in the amortization of purchase premiums due to a decline in prepayments and the repricing of adjustable-rate securities.


                                                                For the Three Months ended March 31,2000
                                                                       Average
                                                                      outstanding            Yield/cost
                                                                 (Dollars in thousands)
    Average interest-earning assets
     Loans                                                               $171,010                7.53%
     Mortgage-backed securities                                            51,190                6.45%
     Investments                                                           20,387                6.34%
     FHLB stock                                                             1,983                6.86%
                                                                         --------             -------
       Total                                                             $244,570                7.20%

  Average interest-bearing liabilities
     Demand deposits                                                     $ 25,393                2.25%
     Savings accounts                                                      21,180                2.72%
     Certificates                                                         144,832                5.49%
     FHLB advances                                                         35,348                5.85%
                                                                         --------             -------
       Total                                                             $226,753                4.93%

Net interest-earning assets/interest rate spread                         $ 17,817                2.27%

                                                                For the Three Months ended March 31,1999
                                                                       Average
                                                                      outstanding              Yield/cost
                                                                 (Dollars in thousands)
  Average interest-earning assets
     Loans                                                               $154,228                7.42%
     Mortgage-backed securities                                            53,687                5.35%
     Investments                                                           18,557                6.25%
     FHLB stock                                                             1,799                6.89%
                                                                         --------             -------
       Total                                                             $228,271                6.83%

  Average interest-bearing liabilities
     Demand deposits                                                     $ 23,241                2.10%
     Savings accounts                                                      22,749                2.73%
     Certificates                                                         149,975                5.45%
     FHLB advances                                                         15,531                5.25%
                                                                         --------             --------
       Total                                                             $211,496                4.77%

Net interest-earning assets/interest rate spread                         $ 16,775                2.06%


Noninterest income for the quarter ended March 31, 2000 was $144,000 compared to $177,000 for the same quarter in 1999. The decrease in noninterest income when comparing the three month periods is the result of a decline in profits on the sale of loans of $49,000. This decline in loan sales reflects a decline in the origination of fixed-rate mortgage loans due to increasing interest rates.

Noninterest expenses were $1.18 million for the current quarter compared to $1.17 million for the quarter ended March 31, 1999. As a percentage of average assets, this is 1.90% for the current three month period compared to 1.99% for the first three months of 1999.

PART II

          FIRST FRANKLIN CORPORATION AND SUBSIDIARY

Item 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.  OTHER INFORMATION

         a. Press Release dated March 28, 2000
         b. Press Release dated April 12, 2000

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 27- Financial Data Schedule

         b. No current reports on Form 8-K were filed during the quarter ended March 31, 2000

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


March 28, 2000
Cincinnati, Ohio

FIRST FRANKLIN CORPORATION DECLARES QUARTERLY DIVIDEND

The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the first quarter of 2000. This is the forty-ninth consecutive dividend paid by the company. The quarterly dividend will be payable April 17, 2000 to shareholders of record as of March 31, 2000.

First Franklin is the parent of Franklin Savings which has six branch locations in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


April 12, 2000
Cincinnati, Ohio

FIRST FRANKLIN CORPORATION ANNOUNCES EARNINGS

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $373,000 ($0.23 per share) for the first quarter of 2000. This compares to earnings of $251,000 ($0.15 per share) for the first quarter of 1999.

Franklin Savings has seven offices in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST FRANKLIN CORPORATION



                                    /s/ Daniel T. Voelpel
                                    -----------------------------
                                    Daniel T. Voelpel

                                    Vice President and Chief Financial Officer

Date:  May 10, 2000