Form 10KSB40/A
period 1999-12-31
FIRST FRANKLIN CORP
filed 2000-07-28
CIK 742161

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A1
(Mark One)

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                     --------------------------------------
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
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

         As a Delaware corporation, the Company is authorized to engage in any activity permitted by Delaware General Corporatio-n Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). The assets of the Company, on an unconsolidated basis, consist primarily of cash, interest-earning deposits and the stock of Franklin and DirectTeller Systems, Inc.

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

         Franklin sells some of its fixed-rate mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). Adjustable-rate mortgage loans and non-conforming fixed-rate mortgage loans originated are generally retained in the portfolio. Loans are classified as available-for-sale or held to maturity at the time of origination based on various factors, which include, but are not limited to, FHLMC underwriting guidelines, type of property, loan type (adjustable vs. fixed) and interest rate. During periods when consumer demand for ARMs declines, Franklin may purchase adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During the latter part of 1999, interest rates offered on fixed-rate mortgages increased substantially from levels experienced during the past few years, so demand for fixed-rate mortgages declined. Loans sold during 1999 declined to $6.54 million from $17.36 million during 1998. No loans were held for sale at December 31, 1999.

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

         The following table sets forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:


                                                                     At December 31,
                              -----------------------------------------------------------------------------------------------------
                                    1999               1998                1997                 1996                   1995
                              -----------------------------------------------------------------------------------------------------
                               Amount  Percent   Amount   Percent    Amount    Percent    Amount     Percent      Amount    Percent
                              -------- -------  --------  -------   --------   -------   --------    -------     --------   -------
                              (Dollars in thousands)
Type of loan
Loans secured by real estate:
   Residential                $141,979   62.90% $128,030    61.09%  $128,152     66.91%  $127,046      65.92%    $119,921     64.43%
   Nonresidential               19,855    8.80    15,572     7.43     18,071      9.43     15,126       7.85       12,453      6.69
   Construction                  6,354    2.82     7,149     3.41      6,130      3.20      7,719       4.00        8,042      4.32
Consumer and other loans         4,207    1.86     2,991     1.43      3,829      2.00      4,120       2.14        4,738      2.55
                              --------  ------  --------   ------   --------    ------   --------     ------     --------    ------
                               172,395   76.38   153,742    73.36    156,182     81.54    154,011      79.91      145,154     77.99
                              --------  ------  --------   ------   --------    ------   --------     ------     --------    ------

Loans held for sale                 --      --        --       --         --        --         --         --           --        --

Mortgage-backed securities
   Held to maturity             13,596    6.02    12,355     5.90     17,158      8.95     19,622      10.18       22,258     11.96
   Available for sale           39,719   17.60    43,462    20.74     18,208      9.51     19,107       9.91       18,701     10.05
                              --------  ------  --------   ------   --------    ------   --------     ------     --------    ------
                                53,315   23.62    55,817    26.64     35,366     18.46     38,729      20.09       40,959     22.01
                              --------  ------  --------   ------   --------    ------   --------     ------     --------    ------
     Total loans receivable
       (before net items)     $225,710  100.00% $209,559   100.00%  $191,548    100.00%  $192,740     100.00%    $186,113    100.00%
                              ========  ======  ========   ======   ========    ======   ========     ======     ========    ======

Type of rate
Fixed rate                    $131,922   58.45% $103,196    49.24% $  85,265     44.51% $  78,677      40.82%   $  70,551     37.91%
Adjustable rate                 93,235   41.31   105,425    50.31    104,759     54.69    112,123      58.17      113,365     60.91
Passbook adjustable rate(1)        553    0.24       938     0.45      1,524      0.80      1,940       1.01        2,197      1.18
                              --------  ------  --------   ------   --------    ------   --------     ------     --------    ------
     Total loans receivable
       (before net items)     $225,710  100.00% $209,559   100.00%  $191,548    100.00%  $192,740     100.00%    $186,113    100.00%
                              ========  ======  ========   ======   ========    ======   ========     ======     ========    ======
Type of security
Residential:
   Single-family              $180,065   79.77% $172,994    82.55%  $152,199     79.46%  $154,136      79.97%    $149,019     80.07%
   2-4 family                    9,160    4.06     9,004     4.30      8,125      4.24      8,214       4.26        8,078      4.34
   Multi-family                 11,683    5.18     7,723     3.68      8,124      4.24      8,781       4.56        8,914      4.79
Nonresidential real estate      20,595    9.12    16,847     8.04     19,271     10.06     17,489       9.07       15,364      8.25
Student loans                      704    0.31       439     0.21        415      0.22        533        .28        1,210      0.65
Consumer and other loans         3,503    1.56     2,552     1.22      3,414      1.78      3,587       1.86        3,528      1.90
                              --------  ------  --------   ------   --------    ------   --------     ------     --------    ------
     Total loans receivable
       (before net items)     $225,710  100.00% $209,559   100.00%  $191,548    100.00%  $192,740     100.00%    $186,113    100.00%
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

                        One- to four-family
                           real estate       Other real estate    Mortgage-backed      Consumer and
                          mortgage loans       mortgage loans       securities          other loans          Total
                       -------------------- ------------------- -------------------  ----------------- --------------------
                                   Weighted            Weighted            Weighted           Weighted             Weighted
                                   Average             Average             Average            Average              Average
                        Amount      rate     Amount     rate     Amount      rate    Amount     rate    Amount       rate
                       --------    -------- --------   -------- --------   --------  ------   -------- --------    --------
                      (Dollars in thousands)
Due during years ending December 31:

2000                   $ 28,966     7.38%   $ 8,536     8.41%   $29,114      6.36%   $3,345     7.93%  $ 69,961      7.11%
2001 and 2002            15,841     7.69      4,746     8.89      3,867      5.89       372     9.29     24,826      7.66
2003 and 2004             5,721     7.44      4,153     8.55      3,958      5.74       348     8.69     14,180      7.32
2005 to 2009             10,376     7.28      5,240     8.36      7,589      6.11        95     8.10     23,300      7.14
20010 to 2019            28,506     7.09      5,140     6.98        249      7.13        47     9.17     33,942      7.08
2020 and following       50,020     7.30        943     7.48      8,538      7.43        --       --     59,501      7.32
                       --------     ----    -------     ----    -------      ----    ------     ----   --------      ----
  Total                $139,430     7.32%   $28,758     8.21    $53,315      6.42%   $4,207     8.13%  $225,710      7.24%
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

         The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                                                Year ended December 31,
                                                     ----------------------------------------------
                                                      1999                1998                1997
                                                     -------            --------            -------
Loans originated:
   One- to four-family                               $46,765            $ 58,762            $43,275
   Multi-family                                        1,581                 523                 72
   Nonresidential                                      6,525                 139                825
   Land                                                  658                   -                 82
   Consumer                                            3,019               1,545              3,278
                                                     -------            --------            -------
    Total loans originated                            58,548              60,969             47,532
Mortgage-backed securities purchased                  24,990              40,910              2,551
Loans purchased                                           82                  30                 24
                                                     -------            --------            -------
      Total loans originated and
        mortgage-backed securities and
        loans purchased                               83,620             101,909             50,107
                                                     -------            --------            -------

Loans sold:
    One- to four-family                                6,543              17,365             11,712
     Multi-family                                          -                   -                  -
    Student                                              210                 226                354
Mortgage-backed securities sold                        2,887               6,335                  -
Principal reductions and payoffs                      57,829              59,971             39,233
                                                     -------            --------            -------
Increase (decrease) in loans receivable               16,151              18,012             (1,192)
Decrease (increase) in net items                      (1,669)               (621)               598
                                                     -------            --------            -------
Net increase (decrease) in loans receivable          $14,482            $ 17,391            $  (594)
                                                     =======            ========            =======


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

         Franklin originates both fixed and adjustable-rate one- to four-family mortgage loans with terms to maturity of up to thirty years. Some of the fixed-rate loans originated are sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). Adjustable-rate and non-conforming fixed-rate mortgages originated are generally retained in the portfolio. Loans are classified as available-for-sale or held to maturity at the time of origination based on various factors, which include, but are not limited to, FHLMC underwriting guidelines, type of property, loan type (adjustable vs. fixed) and interest rate. Origination of adjustable-rate loans tends to decrease Franklin's exposure to changes in interest rates but also decreases interest income because of the lower yields on adjustable-rate loans.

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

         The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities at the dates indicated:

                                                       At December 31, 1999                       At December 31, 1998
                                            ------------------------------------------- ------------------------------------------
                                                          Gross      Gross                           Gross     Gross
                                            Amortized  unrealized unrealized Estimated  Amortized unrealized unrealized Estimated
                                               cost       gains      Losses  fair value    cost      gains     losses   fair value
                                            ---------  ---------- ---------- ---------- --------- ---------- ---------- ----------
                                            (In thousands)
Mortgaged-backed securities held to maturity:
   FHLMC participation certificates          $ 4,386         --       $ 80    $ 4,306     $ 6,501      $116      $ 3      $ 6,614
   FNMA participation certificates             4,319         --        156      4,163       5,394         2        1        5,395
   GNMA participation certificate              4,891         --         24      4,867          --        --       --           --
   CMOs                                           --         --         --         --         460        --       --          460
                                             -------       ----       ----    -------     -------      ----      ---      -------
                                             $13,596         --       $260    $13,336     $12,355      $118      $ 4      $12,469
                                             =======                  ====    =======     =======      ====      ===      =======
Mortgage-backed securities available for sale:
   FHLMC participation certificates          $ 6,251       $ 12       $198    $ 6,065     $ 7,177      $ 17      $12      $ 7,182
   FNMA participation certificates            10,096         79        204      9,971      17,794        66       14       17,846
   GNMA participation certificates            16,884         59         66     16,877      18,491        50       47       18,494
   CMOs                                        6,488         --         60      6,428          --        --       --           --
                                             -------       ----       ----    -------     -------      ----      ---      -------
                                             $39,719       $150       $528    $39,341     $43,462      $133      $73      $43,522
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

                                                                     Amortized cost at December 31,
                                                                   ---------------------------------
                                                                     1999                     1998
                                                                   --------                  -------
                                                                              (In thousands)
             Due within one year                                    $   741                  $    --
             Due after one through three years                            -                    1,183
             Due after three years through five years                   259                      853
             Due after five years through ten years                   7,589                    5,014
             Due after ten years through twenty years                   958                    1,265
             Due after twenty years                                  43,768                   47,502
                                                                    -------                  -------
                                                                    $53,315                  $55,817
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

                                                                               At December 31,
                                                   ---------------------------------------------------------------------
                                                    1999             1998           1997            1996           1995
                                                   ------           ------         ------          ------         ------
                                                                           (Dollars in thousands)
Non-accruing loans:
  Residential real estate                          $  291           $  342         $  249          $  154         $  368
  Nonresidential real estate                           --               --             --              --             --
  Consumer                                            190              243            200             214            204
                                                   ------           ------         ------          ------         ------
     Total                                            481              585            449             368            572
                                                   ------           ------         ------          ------         ------
     Total as a percentage of total assets           0.19%            0.24%          0.19%           0.17%          0.27%

Accruing loans delinquent more than 90 days:
  Residential real estate                             346              806            599             325            422
  Nonresidential real estate                           75               --             --              --             --
  Consumer                                             37               --             --              --             23
                                                   ------           ------         ------          ------         ------
   Total                                              458              806            599             325            445
                                                   ------           ------         ------          ------         ------
   Total as a percentage of total assets             0.18%            0.34%          0.26%           0.15%          0.21%

Repossessed assets:
  Residential real estate                              --               --             --             233             --
  Nonresidential real estate                           --               --             --              --             --
                                                   ------           ------         ------          ------         ------
   Total                                               --               --             --             233             --
                                                   ------           ------         ------          ------         ------
   Total as a percentage of total assets               --               --             --           0.10%             --

Renegotiated loans                                     --              244            281             321            355
                                                   ------           ------         ------          ------         ------
  Total non-performing assets                      $  939           $1,635         $1,329          $1,247         $1,372
                                                   ======           ======         ======          ======         ======
  Total non-performing assets as a percentage
  of total assets                                    0.37%            0.68%          0.58%           0.56%          0.64%
                                                   ======           ======         ======          ======         ======

Other loans of concern:
  Residential real estate                          $1,001           $  712         $  424          $  224         $  888
  Nonresidential real estate                           --               --             57             355            389
  Consumer                                             --               --             15               2              9
                                                   ------           ------         ------          ------         ------
   Total                                           $1,001           $  712         $  496          $  581         $1,286
                                                   ======           ======         ======          ======         ======

   Total as a percentage of total assets             0.40%            0.30%          0.22%           0.26%          0.60%
                                                   ======           ======         ======          ======         ======

Unallocated allowance for loan losses              $  723           $  649         $  602          $  557         $  525
                                                   ======           ======         ======          ======         ======

  Total allowance for loan losses                  $  976           $1,092         $1,015          $  929         $  947
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

         The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                                         Year ended December 31,
                                                    --------------------------------------------------------------------
                                                     1999            1998         1997            1996             1995
                                                    ------          ------       ------          ------           ------
                                                                          (Dollars in thousands)
Balance at beginning of period                      $1,092          $1,015       $  981          $  947           $1,256

Charge-offs:
   One- to four-family                                  10              --           24              31              161
   Multi-family                                         --              --           37              16               --
   Nonresidential real estate                           --              --           --              --               --
   Consumer                                              4              --            2              11              178
                                                    ------          ------       ------          ------           ------
     Total charge-offs                                  14              --           63              58              339
                                                    ------          ------       ------          ------           ------

Recoveries:
   One- to four-family                                   1               1           --              --               --
   Multi-family                                         --              --           --              --               --
   Nonresidential real estate                           --              --           --              --               --
   Consumer                                             --               2           13              --               --
                                                    ------          ------       ------          ------           ------
     Total recoveries                                    1               3           13              --               --
                                                    ------          ------       ------          ------           ------

Net charge-offs                                         13              (3)          50              58              339
Additions charged to operations                       (103)             74           84              92               30
                                                    ------          ------       ------          ------           ------
Balance at end of period                            $  976          $1,092       $1,015          $  981           $  947
                                                    ======          ======       ======          ======           ======

Ratio of net charge-offs during the period to
   average loans outstanding during the period       0.008%         (0.002)%       0.03%           0.04%            0.25%
                                                    ======          ======       ======          ======           ======

Ratio of net charge-offs during the period to
   average non-performing assets                      1.01%          (0.20)%       3.84%           4.52%           19.11%
                                                    ======          ======       ======          ======           ======

         The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:


                                                                At December 31,
                                 --------------------------------------------------------------------------------
                                           1999                       1998                        1997
                                 ------------------------   ------------------------   --------------------------

                                            Percent of                 Percent of                  Percent of
                                            loans in each              loans in each               loans in each
                                            category                   category                    category
                                            to total                   to total                    to total
                                 Amount     loans           Amount     loans           Amount      loans
                                 ------     -------------   ------     -------------   ------      --------------
                                 (Dollars in thousands)
Loans:
   One- to four-family            $ 77          83.83%      $   74         86.85%      $   32          83.70%
   Multi-family                    125           5.18          118          3.68          115           4.24
   Nonresidential real estate       --           9.12          164          8.04          187          10.06
   Consumer                         51           1.87           87          1.43           79           2.00
   Unallocated                     723             --          649            --          602             --
                                  ----         ------       ------        ------       ------         ------
     Total loans (1)               976         100.00%       1,092        100.00%       1,015         100.00%
                                               ======                     ======                      ======

Repossessed assets:
   One- to four-family              --                          --                         --
   Nonresidential real estate       --                          --                         --
                                  ----                      ------                     ------
     Total repossessed assets       --                          --                         --
                                  ----                      ------                     ------
     Total allowances             $976                      $1,092                     $1,015
                                  ====                      ======                     ======

                                                        At December 31,
                                   -----------------------------------------------------
                                              1996                        1995
                                   --------------------------    -----------------------

                                                Percent of                 Percent of
                                                loans in each              loans in each
                                                category                   category
                                                to total                   To total
                                    Amount      loans            Amount    loans
                                   -------      -------------    ------    -------------
                                   (Dollars in thousands)
Loans:
   One- to four-family             $    --          84.23%        $ 14         84.41%
   Multi-family                        115           4.56          147          4.79
   Nonresidential real estate          187           9.07          187          8.25
   Consumer                             70           2.14           74          2.55
   Unallocated                         557             --          525            --
                                     -----         ------        -----        ------
     Total loans (1)                   929         100.00%         947        100.00%
                                     -----         ======        -----        ======

Repossessed assets:
   One- to four-family                  52                          --
   Nonresidential real estate           --                          --
                                     -----                        ----
     Total repossessed assets           52                          --
                                     -----                        ----
     Total allowances                 $981                        $947
                                      ====                        ====


-----------------------------

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

        The following table presents the amortized cost and market values of Franklin's investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:


                                                                      December 31,
                                   ------------------------------------------------------------------------------
                                            1999                        1998                        1997
                                   ---------------------       ---------------------       ---------------------
                                  Amortized      Market      Amortized       Market       Amortized       Market
                                    cost          value         cost          value         cost          value
                                   -------       -------       -------       -------       -------       -------
                                                                        (In thousands)
Available for sale:
  U.S. Government and agency
    obligations                    $18,994       $17,977       $18,190       $18,213       $28,634       $28,658
  Obligations of states and
    municipalities                   1,196         1,220           851           912         1,106         1,171
                                   -------       -------       -------       -------       -------       -------
     Total                         $20,190       $19,197       $19,041       $19,125       $29,740       $29,829
                                   =======       =======       =======       =======       =======       =======

         The composition and maturities of the investment securities portfolio are indicated in the following table:


                                                                    At December 31, 1999
                                    ------------------------------------------------------------------------------------------
                                    Less than        1 to 5          5 to 10           Over             Total investment
                                      1 year          years           years          10 years              securities
                                      ------          -----           -----          --------              ----------
                                    Amortized       Amortized       Amortized       Amortized       Amortized         Market
                                       cost            cost            cost            cost            cost            value
                                       ----            ----            ----            ----            ----            -----
                                                                    (Dollars in thousands)
U.S. Government and agency
   obligations                        $    --         $ 2,500         $11,986         $ 4,507         $18,993         $17,977
Obligations of states and
   municipalities                         165             369             416             247           1,197           1,220
                                      -------         -------         -------         -------         -------         -------

   Total investment securities        $   165         $ 2,869         $12,402         $ 4,754         $20,190         $19,197
                                      =======         =======         =======         =======         =======         =======

Weighted average yield(1)                4.24%           6.14%           6.11%           6.96%           6.30%

------------------

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

         The principal types of savings accounts held by Franklin at December 31, 1999, and the applicable rates are summarized as follows:


                                 Average rate     Minimum deposit        Amount(1)         Percentage of total deposits
                                 ------------     ---------------        ---------         ----------------------------
                                                                       (In thousands)

Transaction accounts:

Passbook savings                      2.75%              $100            $ 20,886                   44.95%
NOW                                   1.78                100              15,272                   32.87
Super NOW                             2.11              2,500               1,763                    3.79
Money market                          3.39              2,500               8,545                   18.39
                                      ----                               --------                  ------
   Total transaction accounts         2.52%                              $ 46,466                  100.00%
                                      ====                               ========                  ======

Certificates of deposit:

7-31 day                              3.00%            $2,500                $327                    0.23%
91 day                                3.00              2,500                 241                    0.17
Six months                            4.63              2,500              16,002                   11.02
One year                              5.06                500              27,187                   18.72
18 months                             5.29                500              29,572                   20.36
Two years                             5.39                500              21,252                   14.64
Three years                           5.93                500              27,099                   18.66
Five years                            5.71              2,500              18,667                   12.85
Jumbo certificates(2)                 4.72            100,000               4,746                    3.27
Other(2)                              5.49                500                 114                    0.08
                                      ----                               --------                  ------
   Total certificates                 5.33%                              $145,207                  100.00%
                                      ====                               ========                  ======


-----------------

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

         The following table sets forth information relating to Franklin's savings flows during the periods shown and total savings at the end of the periods shown:


                                          Year ended December 31,
                                ----------------------------------------------
                                   1999               1998             1997
                                ---------           ---------       ---------
                                                 (In thousands)

         Opening balance        $ 202,261           $ 202,206       $ 194,648
         Deposits                 328,951             365,659         329,176
         Withdrawals             (347,507)           (374,616)       (330,673)
         Interest credited          7,968               9,012           9,055
                                ---------           ---------       ---------

         Ending balance         $ 191,673           $ 202,261       $ 202,206
                                =========           =========       =========


         The following table sets forth, as of December 31, 1999, the amounts of certificates of deposit maturing during the years indicated:


                                   Amounts maturing in the year
                                       ending December 31,
                        -----------------------------------------------------
                                                                    2003 and
                         2000            2001          2002         thereafter
                        -------        -------        -------        -------
                                 (In thousands)

4.00% and less          $   731        $              $    --        $     3
4.01% - 5.00%            47,193          5,285            574             --
5.01% - 6.00%            36,167         20,379         10,322         10,842
6.01% - 7.00%            10,610            773            931          1,233
7.01% - 8.00%                23             69             --             --
8.01% - and over             --             31              8             33
                        -------        -------        -------        -------
   Total                $94,724        $26,537        $11,835        $12,111
                        =======        =======        =======        =======

         The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:


                                                 Year ended December 31,
                                      -----------------------------------------------
                                        1999               1998                1997
                                      --------           --------           --------
                                                      (In thousands)
Change in deposit balances:
Passbook savings                      $ (2,334)          $    666           $ (1,573)
NOW accounts                            (1,289)             3,245               (142)
Money market accounts                    2,089             (1,263)            (2,005)
Certificates:
   7-31 day                                 28                101               (382)
   91 day                                   29                117                (39)
   6 months                            (23,902)             3,149              3,311
   One year                              7,313            (14,419)             8,124
   18 months                             3,726              4,301             (1,862)
   Two years                            (6,609)             4,208              9,542
   Thirty-two months                        --                 --                (14)
   Three years                           9,415              3,835             (6,261)
   Five years                              918             (4,684)            (1,424)
   Jumbo certificates                       94                965                499
   Other                                   (66)              (166)              (216)
                                      --------           --------           --------
   Total (decrease) increase          $(10,588)          $     55           $  7,558
                                      ========           ========           ========


         The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 1999:


                                                                         Maturity
                                     ---------------------------------------------------------------------------------
                                                         Over              Over
                                     3 months           3 to 6            6 to 12            Over
                                      or less            months            months           12 months           Total
                                      --------          --------          --------          --------          --------
                                                                      (In thousands)
Certificates of deposit less
   than $100,000                      $ 21,296          $ 31,144          $ 30,538          $ 40,613          $123,591

Certificates of deposit of
   $100,000 or more                      3,430             4,851             3,465             9,870            21,616
                                      --------          --------          --------          --------          --------

Total certificates of
   deposit                            $ 24,726          $ 35,995          $ 34,003          $ 50,483          $145,207
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
                                                            =======

         Franklin's only short-term borrowings (borrowings with remaining maturities of one year or less) during the year were FHLB advances. The following table sets forth the maximum amount of short-term FHLB advances outstanding at any month-end during the periods shown and the average aggregate balances of short-term FHLB advances for such periods:

                                                                   Year ended December 31,
                                                        ---------------------------------------------
                                                         1999               1998                 1997
                                                         ----               ----                 ----
                                                                   (Dollars in thousands)
Maximum amount of borrowings outstanding                $5,872              $ 783               $1,874
Total average amount of borrowings
    outstanding                                         $2,659              $ 757               $  976
Weighted average interest cost of borrowings
    outstanding                                           5.05%              5.66%                6.46%


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

                                                   At December 31, 1999
                                              ------------------------------
                                                  Amount           Percent
                                                  ------           -------
                                              (In thousands)

                 Tangible capital                 $17,645           7.06%
                 Requirement                        3,748           1.50
                                                  -------          -----
                 Excess                           $13,897           5.56%
                                                  =======          =====

                 Core capital                     $17,645           7.06%
                 Requirement                        9,995           4.00
                                                  -------          -----
                 Excess                           $ 7,650           3.06%
                                                  =======           ====

                 Total capital                    $18,458          15.97%
                 Risk-based requirement             9,246           8.00
                                                  -------          -----
                 Excess                           $ 9,212           7.97%
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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     First Franklin Corporation

                                     By: /s/ Thomas H. Siemers
                                        ----------------------------------------
                                         Thomas H. Siemers
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                         Date: July 28, 2000