Form 10QSB
period 2000-06-30
FIRST FRANKLIN CORP
filed 2000-08-10
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2000 there were issued and outstanding 1,613,873 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I   Financial Information

Item 1.  Consolidated Balance Sheets -
         June 30, 2000 and December 31, 1999                                3

         Consolidated Statements of Income and Retained
         Earnings - Three and Six-month Periods ended June 30, 2000
         and 1999                                                           4

         Consolidated Statements of Cash Flows - Six-month
         Periods ended June 30, 2000 and 1999                               5

         Notes to Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


Part II. Other Information                                                  15

Item 5.  Press Release dated June 27, 2000                                  16
         Press Release dated July 13, 2000                                  17

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    June 30,2000    Dec 31,1999
                                                    ------------    -----------
                                                     (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of  $170 and $205, respectively            $   1,267      $   3,688
Investment securities
  Available-for-sale, at market value
     (amortized cost of $20,186 and
     $20,190, respectively)                              19,148         19,197
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $35,136 and
     $39,719, respectively)                              34,588         39,342
  Held-to-maturity, at amortized cost
    (market value of $12,330 and
    $13,336, respectively)                               12,600         13,596
Loans receivable, net                                   191,632        167,601
Real estate owned, net                                        0              0
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                         2,805          1,971
Accrued interest receivable                               1,551          1,311
Property and equipment, net                               1,905          1,942
Other assets                                              2,057          1,557
                                                      ---------      ---------
                                                      $ 267,553      $ 250,205

     LIABILITIES
Savings accounts                                      $ 188,113      $ 191,673
Borrowings                                               58,724         37,110
Advances by borrowers for taxes
  and insurance                                             365          1,171
Other liabilities                                           360            496
                                                      ---------      ---------
     Total liabilities                                  247,562        230,450
                                                      ---------      ---------
     STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 06/30/00 and 12/31/99,
   respectively                                              13             13
Additional paid in capital                                6,189          6,189
Treasury stock, at cost- 396,994 shares at
   06/30/00 and 380,494 shares at 12/31/99               (3,888)        (3,733)
Retained earnings, substantially restricted              18,724         18,190
Accumulated other comprehensive income:
   Unrealized loss on available-for-sale
   securities, net of taxes of $(539) at 06/30/00
   and $(466) at 12/31/99                                (1,047)          (904)
                                                      ---------      ---------
     Total stockholders' equity                          19,991         19,755
                                                      ---------      ---------
                                                      $ 267,553      $ 250,205

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                 (Dollars in thousands, except per share data)

                                          For the Three Months Ended     For the Six Months Ended
                                          June 30,2000  June 30,1999    June 30,2000  June 30,1999
                                          ------------- -------------  ------------- -------------
                                                 (Unaudited)                   (Unaudited)

Interest income:
  Loans receivable                            $  3,466      $  2,941      $  6,686      $  5,802
  Mortgage-backed securities                       811           694         1,636         1,412
  Investment securities                            338           344           695           665
                                              --------      --------      --------      --------
                                                 4,615         3,979         9,017         7,879
Interest expense:
  Savings accounts                               2,280         2,221         4,555         4,540
  Borrowings                                       721           251         1,238           455
                                              --------      --------      --------      --------
                                                 3,001         2,472         5,793         4,995
                                              --------      --------      --------      --------
     Net interest income                         1,614         1,507         3,224         2,884

Provision (credit) for loan losses                  18          (143)           37          (123)
                                              --------      --------      --------      --------
     Net interest income after
       provision (credit) for loan losses        1,596         1,650         3,187         3,007
                                              --------      --------      --------      --------
Noninterest income:
  Gain on loans sold                                 1            16             3            65
  Gain on sale of investments                        0            23             0            23
  Service fees on NOW accounts                      63            58           116           111
  Other income                                      90            83           179           158
                                              --------      --------      --------      --------
                                                   154           180           298           357
Noninterest expense:
  Salaries and employee benefits                   538           548         1,078         1,069
  Occupancy expense                                144           166           293           326
  Advertising                                       75            32           189            90
  Federal deposit insurance premiums                10            30            20            60
  Service bureau expense                            63            61           125           126
  Other expenses                                   320           290           628           621
                                              --------      --------      --------      --------
                                                 1,150         1,127         2,333         2,292

Income before federal income taxes                 600           703         1,152         1,072

Provision for federal income taxes                 198           235           377           353
                                              --------      --------      --------      --------
     Net Income                               $    402      $    468      $    775      $    719

RETAINED EARNINGS-BEGINNING OF PERIOD         $ 18,443      $ 17,396      $ 18,192      $ 17,274
  Net income                                       402           468           775           719
  Less: dividends declared                        (121)         (124)         (243)         (253)
                                              --------      --------      --------      --------
RETAINED EARNINGS-END OF PERIOD               $ 18,724      $ 17,740      $ 18,724      $ 17,740

EARNINGS PER COMMON SHARE
        Basic                                 $   0.25      $   0.27      $   0.48      $   0.42
        Diluted                               $   0.25      $   0.27      $   0.48      $   0.42

DIVIDENDS DECLARED PER COMMON SHARE           $  0.075      $  0.075      $  0.150      $  0.150

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         For The Six Months Ended
                                                                        June 30,2000  June 30,1999
                                                                        ------------  ------------
                                                                                (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                                $    775      $    719

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision (credit) for loan losses                                         37          (123)
     Depreciation and amortization                                              97           282
     FHLB stock dividend                                                       (77)          (63)
     Decrease (increase) in accrued interest receivable                       (240)           54
     Increase in other assets                                                 (500)          (50)
     Decrease in other liabilities                                            (136)          (32)
     Other, net                                                                (31)          304
     Loans sold                                                                147         6,646
     Disbursements on loans originated for sale                                  0        (6,469)
                                                                          --------      --------
Net cash provided by operating activities                                       72         1,268
                                                                          --------      --------

Cash provided by (used in) investing activities:
  Loan principal reductions                                                 16,399        18,942
  Disbursements on mortgage and other
     loans purchased or originated for investment                          (40,507)      (25,098)
  Repayments on mortgage-backed securities                                   5,527        13,937
  Purchase of available-for-sale mortgage-backed securities                      0       (12,547)
  Sale of available-for-sale mortgage-backed securities                          0         2,887
  Purchase of available-for-sale investment securities                           0        (9,999)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                        5         9,215
  Purchase of FHLB stock                                                      (759)          (50)
  Capital expenditures                                                          (8)           (9)
                                                                          --------      --------
Net cash used in investing activities                                      (19,343)       (2,722)
                                                                          --------      --------

Cash provided by (used in) financing activities:
  Net decrease in deposits                                                  (3,560)      (11,191)
  Borrowed money                                                            21,614         7,563
  Decrease in advances by borrowers
     for taxes and insurance                                                  (806)         (799)
  Repurchase of common stock                                                  (155)       (1,069)
  Payment of dividends                                                        (243)         (253)
                                                                          --------      --------
Net cash provided by  (used in) financing activities                        16,850        (5,749)
                                                                          --------      --------

Net decrease in cash                                                       ($2,421)      ($7,203)
Cash at beginning of period                                                  3,688         8,369
                                                                          --------      --------
CASH AT END OF PERIOD                                                     $  1,267      $  1,166



The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1999 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.


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

Comprehensive income for the six months ended June 30, 2000 and 1999 was $632,000 and $121,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

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

As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision ("OTS"), although, the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, interest-earning deposits, and investments in Franklin, DirectTeller Systems Inc. ("DirectTeller") and Financial Institutions Partners III, L.P.

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

Franklin has one wholly owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter. At the present time, Madison's assets consist solely of cash and interest-earning deposits. Its only sources of income are the interest earned on these deposits and the fees received as a result of the agreement with the third party broker dealer that provides the discount brokerage services at Franklin's offices.

The Company owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and Data Tech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc.("Intrieve"), a computer service bureau that offers the DirectTeller system to the savings and loans it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

In September 1999, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next two years. The primary objectives of this plan are asset growth, profitability, independence, capital adequacy and enhancing shareholder value. The Company will pursue these objectives through loan growth, the use of technology to improve efficiency and/or customer service, an enhanced marketing effort to take full advantage of the opportunities that exist in the marketplace, and expansion through the addition of branch and/or loan origination offices. Accomplishing these objectives are subject to a variety of factors, some of which are beyond the control of the Company.

Since the results of operations of Madison and DirectTelller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $17.34 million (6.9%) from $250.21 million at December 31, 1999 to $267.55 million at June 30, 2000, compared to a $5.68 million (2.4%) decrease for the same period in 1999. During 2000, mortgage-backed securities decreased $5.75 million, cash and investments decreased $2.47 million, loans receivable increased $24.03 million, deposits decreased $3.56 million and borrowings increased $21.61 million

Loan disbursements were $40.51 million during the current six-month period compared to $31.57 million during the six months ended June 30, 1999. Disbursements during the second quarter of 2000 were $25.58 million compared to $13.35 million during the same quarter in 1999. No mortgage loans were sold during the current six-month period compared to sales of $6.65 million during the first six months of 1999. At June 30, 2000, commitments to originate mortgage loans were $4.67 million. At the same date, $4.67 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $2.47 million during the six months ended June 30, 2000, to $20.42 million. This decrease reflects loan and mortgage-backed securities repayments of $21.93 million and borrowings of $21.61 million less loan disbursements of $40.51 million and a decrease in savings accounts of $3.56 million. At June 30, 2000, liquid assets were 7.6% of total assets

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2000. No securities are classified as trading.

                                  Amortized   Unrealized   Unrealized   Market
                                    Cost         Gains       Losses      Value
                                  ---------------------------------------------
                                                  (in thousands)
Available-for-sale
    Investment securities          $20,186     $    27     $ 1,065     $19,148
    Mortgage-backed securities      35,136          88         636      34,588
Held-to-maturity
    Mortgage-backed securities      12,600           0         270      12,330

At June 30, 2000, savings deposits were $188.11 million compared to $191.67 million at December 31, 1999. This is a decrease of $5.03 million during the current quarter and $3.56 million during the six months ended June 30,2000. During the six months ended June 30, 2000, core deposits (transaction and passbook savings accounts) decreased $572,000. During the same period, short-term certificates (two years or less) decreased $21.43 million and certificates with original terms greater than two years increased $18.44 million. The decline in short-term certificates and increase in long-term certificates reflects management's efforts to lengthen the maturity of its deposits. Interest of $2.01 million during the current quarter and $4.05 million during the current six-month period was credited to accounts. After eliminating the effect of interest credited, savings decreased $7.04 million during the current quarter and $7.61 million during the six months ended June 30, 2000.

At June 30, 2000 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $58.72 million at an average cost of 6.52%. During the next twelve months, $7.29 million of the advances mature.

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

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 43% adjustable, 46% fixed and 11% balloons at June 30, 2000. During the same time frame, core deposits have increased from 24% to 25% of total deposits and certificates with original maturities of three years or more have increased to 34% of total deposits from 24% at December 31, 1999.

There are different ways to measure the effects that repricing differences will have on net income. Under the methodology being utilized by Franklin, based on models developed by an outside consultant, which are tailored to the specific characteristics of Franklin's balance sheet, Franklin's interest rate risk would be classified as significant at June 30, 2000. Under the methodology used by the OTS, however, Franklin's interest rate risk position would be classified as high risk at the same date. Franklin has submitted to the OTS an interest rate risk compliance plan, which includes many of the initiatives discussed above. The OTS has reviewed the plan and requested additional information and clarification of some items. If the plan is not approved or subsequently not complied with, the OTS could take other action, which could limit Franklin's activities, growth or earnings.

At June 30, 2000, $1.68 million of assets were classified substandard, $162,000 classified loss and $2.67 million classified as special mention compared to $989,000 as substandard, $163,000 as loss and $3.02 million as special mention at December 31, 1999. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $996,000 at June 30, 2000 and $777,000 at December 31, 1999. Because of the increase in delinquent loans and substandard assets, the Company has enhanced its collection efforts. At June 30, 2000, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2000.


                                                      (Dollars in thousands)
           Balance at beginning of period                         $977
           Charge offs                                               1
           Additions charged to operations                          37
           Recoveries                                                0
                                                                     -
           Balance at end of period                             $1,013


During the Second Quarter of 1999, additions to loss reserves were reduced by $163,000 due to the recapture of a specific reserve established in 1990 and 1991 against a renegotiated loan secured by a 50 unit motel located in Cincinnati, Ohio as a result of an unanticipated payoff of the loan.

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At June 30, 2000, net worth was $19.99 million, which is 7.47% of assets. At the same date, book value per share was $12.39 compared to $12.12 at December 31, 1999.

The following table summarizes, as of June 30, 2000, the regulatory capital position of Franklin. Under the OTS prompt corrective action regulation Franklin is considered well-capitalized.

Capital Standard    Actual   Required     Excess     Actual  Required   Excess
                    ------   --------     ------     ------  --------   ------
                       (Dollars in thousands)
Core               $18,451    $10,719    $ 7,732      6.89%    4.00%     2.89%
Risk-based          19,302     10,843      8,459     14.24%    8.00%     6.24%


RESULTS OF OPERATIONS

Net income was $402,000 ($0.25 per basic share) for the current quarter and $775,000 ($0.48 per basic share) for the six months ended June 30, 2000. This compares to earnings, excluding the one-time recapture of a loan loss reserve of $108,000 ($0.06 per basic share) after taxes, of $360,000 ($0.21 per basic share) for the second quarter of 1999 and $611,000 ($0.36 per basic share) for the first six months of 1999. After recapture of the loan loss reserve, earnings were $468,000 ($0.27 per basic share) for the second quarter of 1999 and $719,000 ($0.42 per basic share) for the six months ended June 30, 1999. The increase in net income during the current six-month period reflects a $340,000 increase in net interest income, less a $160,000 increase in the provision for loan losses due to the recapture of the loan loss reserve during 1999, a decline of $85,000 in profits on the sale of loans and investments when compared to the same period in 1999, and a $41,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.61 million for the current quarter and $3.22 million for the first six months of 2000 compared to $1.51 and $2.88 million, respectively, for the same periods in1999. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                        For the Six Month periods ended June 30,
                                                     2000  vs   1999
                                                                         Total
                                          Increase (decrease) due to   increase
                                              Volume        Rate      (decrease)
                                              -------      -------      -------
Interest income attributable to:                    (Dollars in thousands)
  Loans receivable (1)                        $   905         ($22)     $   883
  Mortgage-backed securities                      (74)         298          224
  Investments                                      16            1           17
  FHLB stock                                       14            0           14
                                              -------      -------      -------
  Total interest-earning assets               $   861      $   277      $ 1,138

Interest expense attributable to:
  Demand deposits                             $    20      $    12      $    32
  Savings accounts                                (20)          (2)         (22)
  Certificates                                    (68)          73            5
  FHLB advances                                   695           88          783
                                              -------      -------      -------
  Total interest-bearing liabilities          $   627      $   171      $   798

Increase in net interest income               $   234      $   106      $   340

               (1)  Includes non-accruing loans.


As the above table indicates, the increase in net interest income of $340,000 is due to a $1.14 million increase in income on interest-earning assets offset by a $798,000 increase in the cost of interest-bearing liabilities. In both cases, the majority of the change resulted from an increase in volume, due to an increase in loans outstanding and borrowed money.

As the tables below illustrate, average interest-earning assets increased $22.07 million to $251.05 million during the six months ended June 30, 2000, from $228.98 million for the six months ended June 30, 1999. Average interest-bearing liabilities increased $20.28 million from $212.81 million for the six months ended June 30, 1999, to $233.09 million for the current six-month period. Thus, average net interest-earning assets increased $1.79 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.21% for the six months ended June 30, 2000, compared to 2.19% for the same period in 1999. The increase in the interest rate spread was the result of an increase in the yield on interest-earning assets from 6.88% for the six months ended June 30, 1999, to 7.18% for the same six-month period in 2000. This increase in the yield on interest-earning assets reflects an increase in the yield on mortgage-backed securities from 5.34% for the six months ended June 30, 1999 to 6.56% for the current six months. This was due to the upward repricing of the interest rates on the adjustable-rate mortgage-backed securities and a reduction in the level of prepayments, which tend to reduce the yield because of the amortization of the premium.


                                                   For the Six Months ended June 30, 2000
                                                           Average
                                                         outstanding        Yield/cost
                                                         -----------        ----------
                                                    (Dollars in thousands)
  Average interest-earning assets
     Loans                                                  $178,525          7.49%
     Mortgage-backed securities                               49,910          6.56%
     Investments                                              20,375          6.07%
     FHLB stock                                                2,243          6.87%
                                                            --------          ----
       Total                                                $251,053          7.18%

  Average interest-bearing liabilities
     Demand deposits                                        $ 25,569          2.14%
     Savings accounts                                         21,306          2.72%
     Certificates                                            143,147          5.57%
     FHLB advances                                            43,070          5.75%
                                                            --------          ----
       Total                                                $233,092          4.97%

Net interest-earning assets/interest rate spread            $ 17,961          2.21%


                                                   For the Six Months ended June 30,1999
                                                           Average
                                                         outstanding        Yield/cost
                                                         -----------        ----------
                                                    (Dollars in thousands)
  Average interest-earning assets
     Loans                                                  $154,354          7.52%
     Mortgage-backed securities                               52,926          5.34%
     Investments                                              19,863          6.05%
     FHLB stock                                                1,840          6.85%
                                                            --------          ----
       Total                                                $228,983          6.88%

  Average interest-bearing liabilities
     Demand deposits                                        $ 23,680          2.04%
     Savings accounts                                         22,758          2.74%
     Certificates                                            147,857          5.39%
     FHLB advances                                            18,514          4.93%
                                                            --------          ----
       Total                                                $212,809          4.69%

Net interest-earning assets/interest rate spread            $ 16,174          2.19%


Noninterest income was $154,000 for the quarter and $298,000 for the six months ended June 30, 2000 compared to $180,000 for the same quarter in 1999 and $357,000 for the six months ended June 30, 1999. The decrease in noninterest income when comparing the six-month periods is the result of a decline in profits on the sale of investments and mortgage-backed securities of $23,000 and a $62,000 decrease in profits on sale of loans.

Noninterest expenses were $1.15 million for the current quarter and $2.33 million for the current six-month period compared to $1.13 million for the same quarter in 1999 and $2.29 million for the six months ended June 30, 1999. As a percentage of average assets, this is 1.83% for the six months ended June 30, 2000 compared to 1.95% for the first six months of 1999. The increase during the current six-month period reflects an increase in advertising expense.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 24, 2000, the following items were voted on by the shareholders:

                                                                              Voting
                                                                             Negative
                                                                                 or
                                                              Affirmative     Withheld     Abstentions
         Reelection of the following directors:

                  James E. Cross                              1,320,320        96,035
                  Richard H. Finan                            1,322,582        93,773


         Ratification of the selection of Clark, Schaefer,
         Hackett & Co. as independent accountants
         for the current fiscal year.                         1,375,731        35,490         5,134


Item 5.  OTHER INFORMATION

         A. Press Release dated June 27, 2000
         B. Press Release dated July 13, 2000


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 27 - Financial Data Schedule
         b. No current reports on Form 8-K were filed during the quarter ended June 30, 2000

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


June 27, 2000
Cincinnati, Ohio


FIRST FRANKLIN CORPORATION DECLARES QUARTERLY DIVIDEND


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the second quarter of 2000. This is the fiftieth consecutive dividend paid by the company. The quarterly dividend will be payable July 17, 2000 to shareholders of record as of July 6, 2000. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be July 3, 2000. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


July 13, 2000
Cincinnati, Ohio


FIRST FRANKLIN CORPORATION ANNOUNCES EARNINGS


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $402,000 ($0.25 per share) for the first quarter of 2000 and $775,000 ($0.48 per share) for the six months ended June 30, 2000. This compares to earnings, excluding the one-time recapture of a loan loss reserve of $108,000 ($0.06 per share) after taxes, of $360,000 ($0.21 per share) for the second quarter of 1999 and $611,000 ($0.36 per share) for the first six months of 1999. After recapture of the loan loss reserve, earnings were $468,000 ($0.27 per share) for the second quarter of 1999 and $719,000 ($0.42 per share) for the six months ended June 30, 1999.

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


Date:  August 10, 2000