Form 10-Q
period 2000-09-30
FIRST FRANKLIN CORP
filed 2000-11-13
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the Transition Period from__________ to ___________

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

                                 (513) 469-5352
                                 --------------
                           (Issuer's Telephone Number)

 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000 there were issued and outstanding 1,613,873 shares of the Issuer's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I  Financial Information

Item 1.    Consolidated Balance Sheets -
           September 30, 2000 and December 31, 1999                       3

           Consolidated Statements of Income and Retained
           Earnings - Three and Nine-month Periods ended September 30,
           2000 and 1999                                                  4

           Consolidated Statements of Cash Flows - Nine-month
           Periods ended September 30, 2000 and 1999                      5

           Notes to Consolidated Financial Statements                     6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7


Part II. Other Information                                                15

Item 5.    Press Release dated September 26, 2000                         16
           Press Release dated October 12, 2000                           17

Signatures

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      Sept. 30,2000  Dec 31,1999
                                                      -------------  -----------
                                                       (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $160 and $205, respectively                 $  1,398     $  3,688
Investment securities
  Available-for-sale, at market value
     (amortized cost of $20,187 and
     $20,190, respectively)                                 19,375       19,197
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $32,813 and
     $39,719, respectively)                                 32,391       39,342
  Held-to-maturity, at amortized cost
    (market value of $11,504 and
    $13,336, respectively)                                  11,639       13,596
Loans receivable, net                                      196,247      167,601
Real estate owned, net                                           0            0
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                            3,128        1,971
Accrued interest receivable                                  1,800        1,311
Property and equipment, net                                  1,885        1,942
Other assets                                                 1,934        1,557
                                                         ---------    ---------
                                                          $269,797     $250,205

     LIABILITIES
Savings accounts                                          $186,001     $191,673
Borrowings                                                  62,162       37,110
Advances by borrowers for taxes
  and insurance                                                755        1,171
Other liabilities                                              448          496
                                                         ---------    ---------
     Total liabilities                                     249,366      230,450
                                                         ---------    ---------

     STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 09/30/00 and 12/31/99,
   respectively                                                 13           13
Additional paid in capital                                   6,189        6,189
Treasury stock, at cost- 396,994 shares at
   09/30/00 and 380,494 shares at 12/31/99                  (3,888)      (3,733)
Retained earnings, substantially restricted                 18,931       18,190
Accumulated other comprehensive income:
   Unrealized loss on available-for-sale
   securities, net of taxes of $(420) at 09/30/00
   and $(466) at 12/31/99                                     (814)        (904)
                                                         ---------    ---------
     Total stockholders' equity                             20,431       19,755
                                                         ---------    ---------
                                                          $269,797    $ 250,205

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Dollars in thousands, except per share data)

                                          For the Three Months Ended     For the Nine Months Ended
                                          Sept 30,2000   Sept 30,1999   Sept 30,2000   Sept 30,1999
                                          ------------   ------------   ------------   ------------
                                                      (Unaudited)                  (Unaudited)

Interest income:
  Loans receivable                             $ 3,699       $ 2,947       $10,385       $ 8,749
  Mortgage-backed securities                       773           683         2,409         2,095
  Investment securities                            351           351         1,046         1,016
                                               -------       -------       -------       -------
                                                 4,823         3,981        13,840        11,860
Interest expense:
  Savings accounts                               2,384         2,209         6,939         6,749
  Borrowings                                       956           322         2,194           777
                                               -------       -------       -------       -------
                                                 3,340         2,531         9,133         7,526
                                               -------       -------       -------       -------
     Net interest income                         1,483         1,450         4,707         4,334

Provision (credit) for loan losses                  19             0            56          (123)
                                               -------       -------       -------       -------
     Net interest income after
       provision (credit) for loan losses        1,464         1,450         4,651         4,457
                                               -------       -------       -------       -------
Noninterest income:
  Gain on loans sold                                 8             1            11            66
  Gain on sale of investments                        0             0             0            23
  Service fees on NOW accounts                      66            59           182           170
  Other income                                     106            81           285           239
                                               -------       -------       -------       -------
                                                   180           141           478           498
Noninterest expense:
  Salaries and employee benefits                   531           549         1,609         1,618
  Occupancy expense                                147           164           440           490
  Federal deposit insurance premiums                24            28            44            88
  Service bureau expense                            69            67           194           193
  Advertising                                       66            39           255           129
  Other expenses                                   322           286           950           907
                                               -------       -------       -------       -------
                                                 1,159         1,133         3,492         3,425

Income before federal income taxes                 485           458         1,637         1,530

Provision for federal income taxes                 156           149           533           502
                                               -------       -------       -------       -------
     Net Income                                $   329       $   309       $ 1,104       $ 1,028

RETAINED EARNINGS-BEGINNING OF PERIOD          $18,721       $17,740       $18,190       $17,274
  Net income                                       329           309         1,104         1,028
  Less: dividends declared                        (119)         (119)         (363)         (372)
                                               -------       -------       -------       -------
RETAINED EARNINGS-END OF PERIOD                $18,931       $17,930       $18,931       $17,930

EARNINGS PER COMMON SHARE
        Basic                                  $  0.20       $  0.19       $  0.68       $  0.61
        Diluted                                $  0.20       $  0.19       $  0.68       $  0.61

DIVIDENDS DECLARED PER COMMON SHARE            $ 0.075       $ 0.075       $ 0.225       $ 0.225

The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                          For The Nine Months Ended
                                                                        Sept 30,2000     Sept 30,1999
                                                                        -----------------------------
                                                                                   (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                                 $  1,104       $  1,028

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision (credit) for loan losses                                          56           (123)
     Depreciation and amortization                                              161            397
     FHLB stock dividend                                                       (132)           (98)
     Increase  in accrued interest receivable                                  (489)          (202)
     Increase  in other assets                                                 (377)            (3)
     Decrease in other liabilities                                              (48)           (24)
     Other, net                                                                (148)           575
     Loans sold                                                                 683          6,721
     Disbursements on loans originated for sale                                (285)        (6,647)
                                                                           --------       --------
Net cash provided by operating activities                                       525          1,624
                                                                           --------       --------

Cash provided by (used in) investing activities:
  Loan principal reductions                                                  24,899         26,508
  Disbursements on mortgage and other
     loans purchased or originated for investment                           (53,898)       (40,112)
  Repayments on mortgage-backed securities                                    8,785         19,820
  Purchase of available-for-sale mortgage-backed securities                       0        (17,541)
  Purchase of held-to-maturity mortgage-backed securities                         0         (4,950)
  Sale of available-for-sale mortgage-backed securities                           0          2,887
  Purchase of available-for-sale investment securities                            0        (10,114)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                         5          9,215
  Purchase of FHLB Stock                                                     (1,025)           (50)
  Capital expenditures                                                          (27)           (32)
                                                                           --------       --------
Net cash used in investing activities                                       (21,261)       (14,369)
                                                                           --------       --------

Cash provided by (used in) financing activities:
  Net decrease in deposits                                                   (5,672)       (13,276)
  Borrowed money                                                             25,052         19,984
  Decrease in advances by borrowers
     for taxes and insurance                                                   (416)          (393)
  Repurchase of common stock                                                   (155)        (1,083)
  Payment of dividends                                                         (363)          (372)
                                                                           --------       --------
Net cash provided by financing activities                                    18,446          4,860
                                                                           --------       --------

Net decrease in cash                                                        ($2,290)       ($7,885)
Cash at beginning of period                                                   3,688          8,369
                                                                           --------       --------
CASH AT END OF PERIOD                                                      $  1,398       $    484


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1999 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.


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

Comprehensive income for the nine months ended September 30, 2000 and 1999 was $1,194,000 and $263,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

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

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans for retention in its portfolio and sale in the secondary market. Franklin operates six banking offices and one loan origination office in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, and a voice response telephone inquiry system. In January 2000, Franklin began offering an internet banking service called "Franklin Online" which allows users to pay bills, transfer funds, obtain account information and download account and transaction information into financial management programs using their home computer. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds, and discount brokerage services in its offices through an agreement with a third party. Franklin receives a portion of the sales commissions earned on these products.

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

In September 1999, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next two years. The primary objectives of this plan are asset growth, profitability, independence, capital adequacy and enhancing shareholder value. The Company will pursue these objectives through loan growth, the use of technology to improve efficiency and/or customer service, an enhanced marketing effort to take full advantage of the opportunities that exist in the marketplace, and expansion through the addition of branch and/or loan origination offices. At the beginning of October 2000, Franklin opened a loan origination office to serve the eastern side of Hamilton County. Accomplishing these objectives is subject to a variety of factors, some of which are beyond the control of the Company.

Since the results of operations of Madison and DirectTelller have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $19.59 million (7.8%) from $250.21 million at December 31, 1999 to $269.80 million at September 30, 2000, compared to a $5.08 million (2.1%) increase for the same period in 1999. During 2000, mortgage-backed securities decreased $8.91 million, cash and investments decreased $2.11 million, loans receivable increased $28.65 million, deposits decreased $5.67 million and borrowings increased $25.05 million

Loan disbursements were $54.18 million during the current nine-month period compared to $46.76 million during the nine months ended September 30, 1999. Disbursements during the third quarter of 2000 were $13.67 million compared to $15.19 million during the same quarter in 1999. Mortgage loan sales during the current nine-month period were $285,000 compared to sales of $6.72 million during the first nine months of 1999. At September 30, 2000, commitments to originate mortgage loans were $2.75 million. At the same date, $4.81 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $2.11 million during the nine months ended September 30, 2000, to $20.77 million. This decrease reflects loan and mortgage-backed securities repayments of $33.68 million and borrowings of $25.05 million less loan disbursements of $54.18 million and a decrease in savings accounts of $5.67 million. At September 30, 2000, liquid assets were 7.7% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2000. No securities are classified as trading.

                                                   Amortized    Unrealized    Unrealized     Market
                                                     Cost          Gains        Losses        Value
                                                 -------------------------------------------------------
                                                                      (in thousands)
 Available-for-sale
      Investment securities                         $20,187         $32         $844         $19,375
      Mortgage-backed securities                     32,813          90          512          32,391
 Held-to-maturity
      Mortgage-backed securities                     11,639           1          136          11,504


At September 30, 2000, savings deposits were $186.00 million compared to $191.67 million at December 31, 1999. This is a decrease of $2.11 million during the current quarter and $5.67 million during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, core deposits (transaction and passbook savings accounts) decreased $1.63 million. During the same period, short-term certificates (two years or less) decreased $19.43 million and certificates with original terms greater than two years increased $15.39 million. The decline in short-term certificates and increase in long-term certificates reflects management's efforts to lengthen the maturity of its deposits. Interest of $2.08 million during the current quarter and $6.13 million during the current nine-month period was credited to accounts. After eliminating the effect of interest credited, savings decreased $4.19 million during the current quarter and $11.80 million during the nine months ended September 30, 2000.

At September 30, 2000, Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $62.16 million at an average cost of 6.53%. During the next twelve months, principal payments of $12.89 million are required on these advances.

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

During the fourth quarter of 1999, Franklin implemented several new initiatives to improve its interest rate sensitivity. One initiative is to increase Franklin's capital position, which Franklin has addressed by suspending the payment of dividends to the Company. It is not anticipated that this action will adversely affect the ability of the Company to pay dividends to its shareholders. Other initiatives include lengthening the maturities of its liabilities, which Franklin has undertaken by pricing its thirty-nine month and five-year certificates of deposit more attractively, and shortening the maturities of its assets by limiting the origination of fixed-rate mortgages and emphasizing the origination of one-, three-and five-year adjustable-rate mortgages. In addition, commercial and multi-family real estate loans will have shorter maturities with balloon payments due in five years or less. More emphasis is also being placed on the origination of home equity lines of credit and adjustable-rate second mortgages, which are normally originated at higher rates than first mortgages.

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999, to 45% adjustable, 44% fixed and 11% balloons at September 30, 2000. During the same time frame, core deposits have remained constant at 24% of total deposits and certificates with original maturities of three years or more have increased to 37% of total deposits from 24% at December 31, 1999.

Under current OTS regulations, Franklin's interest rate risk position was classified as high risk at June 30, 2000. Franklin has submitted to the OTS an interest rate risk compliance plan, which includes many of the initiatives discussed above. The OTS has recently approved this plan. If the provisions of this plan are not complied with, the OTS could take other action, which could limit Franklin's activities, growth or earnings.

At September 30, 2000, $1.42 million of assets were classified substandard, $176,000 classified loss and $3.15 million classified as special mention compared to $989,000 substandard, $163,000 loss and $3.02 million special mention at December 31, 1999. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.70 million at September 30, 2000 and $777,000 at December 31, 1999. The majority of the increase in delinquent and classified loans is due to a $600,000 construction loans to a builder which became delinquent during the current quarter. The house has been sold and it is anticipated that the loan will be paid in full during the fourth quarter. Because of the increase in delinquent loans and substandard assets, the Company has enhanced its collection efforts. At September 30, 2000, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2000.

                                                     (Dollars in thousands)
       Balance at beginning of period                          $977
       Charge offs                                                1
       Additions charged to operations                           56
       Recoveries                                                 0
                                                                  -
       Balance at end of period                              $1,032


During the second quarter of 1999, loss reserves were reduced by $163,000 as the result of an unanticipated payoff of a renegotiated loan that was secured by a 50 unit motel in Cincinnati, Ohio and for which a specific reserve was established in 1990 and 1991.

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At September 30, 2000, net worth was $20.43 million, which is 7.57% of assets. At the same date, book value per share was $12.66 compared to $12.12 at December 31, 1999.

The following table summarizes, as of September 30, 2000, the regulatory capital position of Franklin. Under the OTS prompt corrective action regulation, Franklin is considered well-capitalized.


Capital Standard       Actual       Required       Excess       Actual      Required       Excess
                       ------       --------       ------       ------      --------       ------
                       (Dollars in thousands)
Core                   $18,788       $10,790       $7,998        6.97%         4.00%        2.97%
Risk-based              19,644        11,159        8,485       14.08%         8.00%        6.08%



RESULTS OF OPERATIONS

Net income was $329,000 ($0.20 per basic share) for the current quarter and $1.10 million ($0.68 per basic share) for the nine months ended September 30, 2000. This compares to earnings of $309,000 ($0.19 per basic share) for the third quarter of 1999 and $920,000 ($0.55 per basic share), excluding the one-time recapture of a loan loss reserve of $108,000 ($0.06 per basic share) after taxes, for the nine months ended September 30, 1999. Including recapture of the loan loss reserve, earnings were $1.03 million ($0.61 per basic share) for the nine months ended September 30, 1999. The increase in net income during the current nine-month period reflects a $373,000 increase in net interest income, which was substantially offset by a $179,000 increase in the provision for loan losses due to the recapture of the loan loss reserve during 1999, a decline of $20,000 in other income when compared to the same period in 1999, and a $67,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.48 million for the current quarter and $4.71 million for the first nine months of 2000, compared to $1.45 and $4.33 million, respectively, for the same periods in 1999. The most significant impact on net interest income between periods relates to the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                         For the Nine Month periods ended September 30,
                                                                      2000  vs   1999
                                                                                                     Total
                                                    Increase (decrease) due to                      increase
                                                    Volume                   Rate                  (decrease)
                                                -------------            ------------             ------------
Interest income attributable to:                                    (Dollars in thousands)
  Loans receivable(1)                                 $1,558                     $78                   $1,636
  Mortgage-backed securities                            (132)                    446                      314
  Investments                                             16                     (20)                      (4)
  FHLB stock                                              33                       1                       34
                                                -------------            ------------             ------------
  Total interest-earning assets                       $1,475                    $505                   $1,980

Interest expense attributable to:
  Demand deposits                                        $24                     ($8)                     $16
  Savings accounts                                       (29)                      6                      (23)
  Certificates                                          (162)                    359                      197
  FHLB advances                                        1,185                     232                    1,417
                                                -------------            ------------             ------------
  Total interest-bearing liabilities                  $1,018                    $589                   $1,607

Increase in net interest income                         $457                    ($84)                    $373

                                 (1)  Includes non-accruing loans.





As the above table indicates, the increase in net interest income of $373,000 is due to a $1.98 million increase in income on interest-earning assets offset by a $1.61 million increase in the cost of interest-bearing liabilities. In both cases, the majority of the change resulted from an increase in volume, due to an increase in loans outstanding and FHLB advances.

As the tables below illustrate, average interest-earning assets increased $24.92 million to $255.31 million during the nine months ended September 30, 2000, from $230.39 million for the nine months ended September 30, 1999. Average interest-bearing liabilities increased $22.99 million from $214.32 million for the nine months ended September 30, 1999, to $237.31 million for the current nine-month period. Thus, average net interest-earning assets increased $1.93 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.10% for the nine months ended September 30, 2000, compared to 2.18% for the same period in 1999. Generally, a reduction in the interest rate spread will have a negative impact on net interest income. In some cases, however, the impact on net interest income may be minimized by an increase in the amount of interest-earning assets. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 4.68% for the nine months ended September 30, 1999, to 5.13% for the same nine-month period in 2000. This increase in the cost of interest-bearing liabilities reflects an increase in the cost of certificates from 5.36% for the nine months ended September 30, 1999 to 5.71% for the current nine months and an increase in the cost of borrowed funds from 4.83% to 6.03%. The increase in the cost of both the certificates and the borrowings reflects the increased costs associated with acquiring the longer-term liabilities outlined in the interest rate risk compliance plan.

                                                                               For the Nine Months ended September 30, 2000
                                                                                   Average
                                                                                 outstanding                Yield/cost
                                                                                 -----------                ----------
                                                                           (Dollars in thousands)
  Average interest-earning assets
     Loans                                                                          $183,981                    7.53%
     Mortgage-backed securities                                                       48,476                    6.63%
     Investments                                                                      20,366                    5.98%
     FHLB stock                                                                        2,490                    7.07%
                                                                                      ------                    -----
       Total                                                                        $255,313                    7.23%

  Average interest-bearing liabilities
     Demand deposits                                                                 $25,048                    2.08%
     Savings accounts                                                                 21,114                    2.79%
     Certificates                                                                    142,664                    5.71%
     FHLB advances                                                                    48,488                    6.03%
                                                                                     -------                    -----
       Total                                                                        $237,314                    5.13%

Net interest-earning assets/interest rate spread                                     $17,999                    2.10%


                                                                               For the Nine Months ended September 30,1999
                                                                                  Average
                                                                                 outstanding                Yield/cost
                                                                                 -----------                ----------
                                                                            (Dollars in thousands)
  Average interest-earning assets
     Loans                                                                          $156,367                    7.46%
     Mortgage-backed securities                                                       52,119                    5.36%
     Investments                                                                      20,042                    6.11%
     FHLB stock                                                                        1,865                    7.01%
                                                                                      ------                    -----
       Total                                                                        $230,393                    6.86%

  Average interest-bearing liabilities
     Demand deposits                                                                 $23,505                    2.13%
     Savings accounts                                                                 22,486                    2.76%
     Certificates                                                                    146,905                    5.36%
     FHLB advances                                                                    21,427                    4.83%
                                                                                     -------                    -----
       Total                                                                        $214,323                    4.68%

Net interest-earning assets/interest rate spread                                     $16,070                    2.18%




Noninterest income was $180,000 for the current quarter and $478,000 for the nine months ended September 30, 2000 compared to $141,000 for the same quarter in 1999 and $498,000 for the nine months ended September 30, 1999. The decrease in noninterest income when comparing the nine-month periods is the result of a decline in profits on the sale of investments and mortgage-backed securities of $23,000 and a $55,000 decrease in profits on sale of loans.

Noninterest expenses were $1.16 million for the current quarter and $3.49 million for the current nine-month period compared to $1.13 million for the same quarter in 1999 and $3.43 million for the nine months ended September 30, 1999. As a percentage of average assets, this is 1.80% for the nine months ended September 30, 2000 compared to 1.93% for the first nine months of 1999. The increase during the current nine-month period reflects an increase in advertising expense.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         A. Press release dated September 26, 2000
         B. Press release dated October 12, 2000


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 27- Financial Data Schedule
         b. No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


September 26, 2000
Cincinnati, Ohio


FIRST FRANKLIN CORPORATION DECLARES QUARTERLY DIVIDEND


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the third quarter of 2000. This is the fifty-first consecutive dividend paid by the company. The quarterly dividend will be payable October 16, 2000 to shareholders of record as of October 6, 2000. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be October 3, 2000. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

First Franklin is the parent of Franklin Savings, which has eight locations in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


October 12, 2000
Cincinnati, Ohio


FIRST FRANKLIN CORPORATION ANNOUNCES EARNINGS


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $329,000 ($0.20 per share) for the third quarter of 2000 compared to earnings of $309,000 ($0.19 per share) for the third quarter of 1999. Earnings for the nine months ended September 30, 2000 were $1,104,000 ($0.68 per share) compared to $920,000 ($0.55 per share), excluding a one-time recapture of a loan loss reserve of $108,000 ($0.06 per share) after taxes, for the same period in 1999. After recapture of the loan loss reserve, earnings were $1,028,000 ($0.61 per share) for the nine months ended September 30, 1999.

Franklin Savings has eight locations in Greater Cincinnati. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFHS".

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST FRANKLIN CORPORATION



                                    /s/ Daniel T. Voelpel
                                    ----------------------------
                                   Daniel T. Voelpel
                                   Vice President and Chief Financial Officer


Date:  November 10, 2000