Form 10QSB
period 2001-03-31
FIRST FRANKLIN CORP
filed 2001-05-10
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Quarterly Period Ended March 31, 2001

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

        -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001 there were issued and outstanding 1,613,873 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I   Financial Information

Item 1.  Consolidated Balance Sheets -
         March 31, 2001 and December 31, 2000                              3

         Consolidated Statements of Income and Retained
         Earnings - Three Month Periods ended March 31, 2001
         and 2000                                                          4

         Consolidated Statements of Cash Flows - Three Month
         Periods ended March 31, 2001 and 2000                             5

         Notes to Consolidated Financial Statements                        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7


Part II  Other Information                                                14

Item 5.  Press Release dated March 27, 2001                               15
         Press Release dated April 12, 2001                               16


Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       Mar 31,2001         Dec 31,2000
                                                       -----------         -----------
                                                       (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $160 at 03/31/01
  and 12/31/00                                             $2,216             $1,351
Investment securities
  Available-for-sale, at market value
     (amortized cost of $18,162 and
     $20,162, respectively)                                18,270             19,940
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $28,266 and
     $31,026, respectively)                                28,554             30,993
  Held-to-maturity, at amortized cost
    (market value of $10,817 and
    $11,229, respectively)                                 10,576             11,145
Loans receivable, net                                     201,592            206,040
Real estate owned, net                                          0                  0
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                    3,614              3,351
Accrued interest receivable                                 1,677              1,444
Property and equipment, net                                 1,899              1,897
Other assets                                                9,021              1,533
                                                         --------           --------
                                                         $277,419           $277,694

     LIABILITIES
Savings accounts                                         $192,626           $185,530
Borrowings                                                 61,463             68,978
Advances by borrowers for taxes
  and insurance                                               774              1,330
Other liabilities                                             533                544
                                                         --------           --------
     Total liabilities                                    255,396            256,382
                                                         --------           --------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 03/31/01 and 12/31/00                      13                 13
Additional paid in capital                                  6,189              6,189
Treasury stock, at cost- 396,994 shares at
   03/31/01 and 12/31/00                                   (3,888)            (3,888)
Retained earnings, substantially restricted                19,448             19,166
Accumulated other comprehensive income:
   Unrealized gain (loss) on available-for-sale
   securities, net of taxes of $135 at 03/31/01
   and $(87) at 12/31/00                                      261               (168)
                                                         --------           --------
     Total stockholders' equity                            22,023             21,312
                                                         --------           --------
                                                         $277,419           $277,694

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                                                   For the Three Months Ended
                                                                  Mar 31,2001       Mar 31,2000
                                                                  -----------       -----------
                                                                  (Unaudited)       (Unaudited)

Interest income:
  Loans receivable                                                   $3,922            $3,220
  Mortgage-backed securities                                            682               825
  Investment securities                                                 372               357
                                                                    -------           -------
                                                                      4,976             4,402
Interest expense:
  Savings accounts                                                    2,404             2,275
  Borrowings                                                          1,074               517
                                                                    -------           -------
                                                                      3,478             2,792
     Net interest income                                              1,498             1,610

Provision for loan losses                                                18                19
                                                                    -------           -------
       Net interest income after provision for loan losses            1,480             1,591
                                                                    -------           -------

Noninterest income:
  Gain on loans sold                                                    135                 0
  Service fees on NOW accounts                                           70                53
  Other income                                                          108                91
                                                                    -------           -------
                                                                        313               144
Noninterest expense:
  Salaries and employee benefits                                        539               540
  Occupancy expense                                                     160               149
  Federal deposit insurance premiums                                     23                10
  Advertising                                                            44               114
  Service bureau expense                                                 69                62
  Other expenses                                                        358               308
                                                                    -------           -------
                                                                      1,193             1,183

Income before federal income taxes                                      600               552

Provision for federal income taxes                                      198               179
                                                                    -------           -------
     Net Income                                                        $402              $373

RETAINED EARNINGS-BEGINNING OF PERIOD                               $19,166           $18,190
  Net income                                                            402               373
  Less: dividends declared                                             (120)             (122)
                                                                    -------           -------
RETAINED EARNINGS-END OF PERIOD                                     $19,448           $18,441

EARNINGS PER COMMON SHARE
        Basic                                                         $0.25             $0.23
        Diluted                                                       $0.25             $0.23

DIVIDENDS DECLARED PER COMMON SHARE                                  $0.075            $0.075

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              For The Three Months Ended
                                                                           Mar 31, 2001       Mar 31, 2000
                                                                           ------------       ------------
                                                                            (Unaudited)        (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                                        $402              $373

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                      18                19
     Depreciation and amortization                                                  65                50
     FHLB stock dividend                                                           (63)              (34)
     Increase in accrued interest receivable                                      (233)             (311)
     Increase in other assets                                                   (7,488)             (274)
     Decrease in other liabilities                                                 (11)              (76)
     Other, net                                                                   (113)             (142)
     Loans sold                                                                  7,816               120
     Disbursements on loans originated for sale                                   (622)                0
                                                                               -------           -------
Net cash used in operating activities                                             (229)             (275)
                                                                               -------           -------

Cash provided by (used in) investing activities:
  Loan principal reductions                                                      8,935             7,886
  Disbursements on mortgage and other
     loans purchased or originated for investment                              (11,809)          (14,929)
  Repayments on mortgage-backed securities                                       3,308             2,927
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                        2,000                 5
  Purchase of FHLB Stock                                                          (200)                0
  Capital expenditures                                                             (45)               15
                                                                               -------           -------
Net cash provided by (used  in) investing activities                             2,189            (4,096)
                                                                               -------           -------

Cash provided by (used in) financing activities:
  Net increase in deposits                                                       7,096             1,465
  Borrowed money (repayments)                                                   (7,515)            1,225
  Decrease in advances by borrowers
     for taxes and insurance                                                      (556)             (484)
  Payment of dividends                                                            (120)             (122)
                                                                               -------           -------
Net cash provided by  (used in) financing activities                            (1,095)            2,084
                                                                               -------           -------

Net increase (decrease) in cash                                                   $865           ($2,287)
Cash at beginning of period                                                      1,351             3,688
                                                                               -------           -------
CASH AT END OF PERIOD                                                           $2,216            $1,401


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2000 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, which is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading. First Franklin Corporation ("First Franklin" or the "Company") adopted SFAS No. 133 effective January 1, 2001, as required, without material effect on First Franklin's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on First Franklin's financial position or results of operations.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company acquired all of the common stock of Franklin issued in connection with its conversion from the mutual to stock form of ownership, which was completed on January 25, 1988.

First Franklin's mission is to maximize the value of the Company for shareholders by exceeding the expectations of its customers and the communities it serves, by adhering to the following values:

         1. We will exceed the expectations of our customers regarding service and products.
         2.  Our success will be achieved through our employees' efforts.
         3. Shareholder satisfaction enables us to continue serving our customers.
         4.  We have an obligation to support the communities we serve.
         5.  We will combine business success with integrity.

The Company's operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to maximizing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management's goal has been to maintain profitability and a strong capital position. It seeks to accomplish this goal by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and (vi) maintaining asset quality.

As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision ("OTS"), although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, interest-earning deposits, and investments in Franklin, DirectTeller Systems Inc. ("DirectTeller") and Financial Institutions Partners III, L.P. ("FIP III").

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines and a voice response telephone inquiry system. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer. Additionally, Franklin offers an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions.

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

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc., a computer service bureau, which offers the DirectTeller system to the savings, and loans it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

FIP III is a limited partnership that invests in common stocks of financial institutions. The Company has invested $500,000 in the partnership. At December 31, 2000, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $631,000. There is not a readily determinable market for the Company's interest in this partnership.

During October 2000, Franklin opened a lending office at 7944 Beechmont Avenue, Cincinnati, Ohio. Permission to open a full service branch at that location was received in December 2000. The full service branch at that location was opened March 1, 2001.

Since the results of operations of Madison, DirectTeller and FIP III have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $275,000 (0.1%) from $277.69 million at December 31, 2000 to $277.42 million at March 31, 2001, compared to a $2.17 million (0.9%) increase for the same period in 2000. During 2001, mortgage-backed securities decreased $3.01 million, cash and investments decreased $800,000, loans receivable decreased $4.45 million, borrowings decreased $7.52 million and deposits increased $7.10 million. The increase in other assets reflects a $7.0 million receivable for the proceeds from the sale of loans.

Loan disbursements were $12.43 million during the current quarter compared to $14.93 million during the three months ended March 31, 2000. Mortgage and student loans sales of $7.86 million occurred during the current three-month period. At March 31, 2001, commitments to originate mortgage loans were $2.32 million. At the same date, $3.24 million of undisbursed loan funds were being held on various construction loans, and undisbursed lines of credit on consumer and commercial loans were $4.35 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets decreased $800,000 during the three months ended March 31, 2001 to $20.49 million. This decrease reflects loan and mortgage-backed securities repayments of $12.24 million and an increase in savings deposits of $7.10 million, less decreases in borrowings of $7.52 million and loan disbursements of $12.43 million. At March 31, 2001, liquid assets were 7.39% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2001. No securities are classified as trading.

                                                      Amortized     Unrealized    Unrealized     Market
                                                        Cost           Gains        Losses       Value
                                                 -------------------------------------------------------
                                                                        (Dollars in thousands)
 Available-for-sale
      Investment securities                            $18,162          $111          $3        $18,270
      Mortgage-backed securities                        28,266           297           9         28,554
 Held-to-maturity
      Mortgage-backed securities                        10,576           241           0         10,817


At March 31, 2001, savings deposits were $192.63 million compared to $185.53 million at December 31, 2000. This is an increase of $7.10 million during the current three-month period. During the three months ended March 31, 2001, core deposits (transaction and passbook savings accounts) increased $2.12 million. During the same period, short-term certificates (two years or less) decreased $1.71 million and certificates with original terms greater than two years increased $6.69 million. The decline in short-term certificates and the increase in long-term certificates reflect management's desire to lengthen the maturity of its deposits. Interest of $2.10 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, savings increased $5.00 million during the three-month period ended March 31, 2001.

At March 31, 2001 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $61.46 million at an average cost of 6.23%. During the next twelve months, required principal reduction on amortizing advances will be $10.45 million and $500,000 of advances will mature.

In the low interest rate environment that prevailed throughout much of the 1990s, Franklin, like many financial institutions, was not able to attract a significant amount of long-term deposits as customers opted to pursue short-term investments so they would be poised to take advantage of rates when they did rise. As a result, Franklin experienced a shortening of the maturities of its liabilities. The low rates had the opposite effect on Franklin's assets, as consumers took advantage of the low rates to lock-in long-term mortgages. Although Franklin has sold some of its fixed-rate mortgages in recent years, timing considerations and other market conditions have not always been conducive to a sale. Consequently, Franklin emerged from the 1990s with a significant mismatch between the repricing terms of its assets and liabilities. In May 2000, Franklin submitted an Interest Rate Risk Compliance Plan to the OTS containing many of the initiatives discussed below. If provisions of this plan are not complied with, the OTS could take actions which could limit Franklin's activities, growth or earnings.

In response to the OTS' concerns about its interest rate risk position, during the fourth quarter of 1999, Franklin implemented several initiatives to improve its interest rate sensitivity. One initiative was to increase its capital position, which Franklin addressed by suspending the payment of dividends to the Company. It is not anticipated that this action will adversely affect the ability of the Company to pay dividends to its shareholders. Although the Company does not anticipate that it will need dividends from Franklin during 2001, a prolonged restriction could adversely affect the amount of funds available to the Company in future years. Another initiative was to lengthen the maturities of its liabilities, which Franklin has undertaken by emphasizing thirty-nine month and five year certificates of deposit by pricing those products more attractively, and to shorten the maturities of its assets, which Franklin has addressed by limiting the origination of fixed-rate mortgages and emphasizing the origination of one, three, and five-year adjustable-rate mortgages. In addition, commercial and multi-family real estate loans originated have shorter maturities with balloon payments due in five years or less. More emphasis has been placed on the origination of home equity lines of credit and adjustable-rate second mortgages, which are normally originated at higher rates than first mortgage loans.

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 52% adjustable, 37% fixed and 11% balloons at March 31, 2001. During the same time frame, core deposits have increased from 24% to 25% of total deposits and certificates with original maturities of three years or more have increased to 41% of total deposits from 24% at December 31, 1999. Because adjustable-rate loans are normally originated at rates lower than fixed-rate loans and longer-term certificates normally have higher rates than shorter-term certificates, these initiatives could be expected to have a negative impact on net interest income. At December 31,2000, Franklin's interest rate risk position had improved to a "Substantial Risk" classification from "High Risk" under OTS guidelines.

At March 31, 2001, $742,000 of assets were classified substandard, $176,000 classified loss and $4.54 million classified as special mention compared to $800,000 million as substandard, $176,000 as loss and $4.14 million as special mention at December 31, 2000. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $744,000 at March 31, 2001 and $875,000 at December 31, 2000. At March 31, 2001, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2001.

                                                      (Dollars in thousands)
      Balance at beginning of period                          $1,060
      Charge offs                                                  0
      Additions charged to operations                             18
      Recoveries                                                   0
                                                              ------
      Balance at end of period                                $1,078


The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 2001, net worth was $22.02 million, which is 7.94% of assets. At the same date, book value per share was $13.65 compared to $13.21 at December 31, 2000.

The following table summarizes, as of March 31, 2001, the regulatory capital position of our subsidiary, Franklin Savings.

Capital Standard      Actual          Required        Excess            Actual       Required       Excess
                              (Dollars in thousands)
Core                  $19,565         $11,014         $8,551             7.11%         4.00%         3.11%
Risk-based             20,467          12,600          7,867            12.99%         8.00%         4.99%


OTS regulations define a "well capitalized" institution as having risk-based capital of at least 10%, core risk-based capital of at least 6% and core capital of at least 5%. At March 31, 2001, Franklin exceeded these requirements.

COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2001 and 2000 was $831,000 and $312,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

Net income was $402,000 ($0.25 per basic share) for the current quarter compared to $373,000 ($0.23 per basic share) for the quarter ended March 31, 2000. The increase in net income during the current three month period, when compared to the same period in 2000, reflects a $135,000 increase in profit on the sale of loans, a $34,000 increase in other noninterest income offset by a $112,000 decline in net interest income and an increase in noninterest expense of $10,000.

Net interest income, before provisions for loan losses, was $1.50 million for the current quarter compared to $1.61 million for the first quarter of 2000. The most significant impact on net interest income between periods relates to the changes implemented by Franklin to reduce its interest rate risk. As discussed previously, Franklin has placed emphasis on originating adjustable-rate residential mortgages, short-term commercial mortgages, consumer loans and longer-term liabilities. The growth in loans has been funded by the growth in long-term certificates and FHLB advances and a reduction in mortgage-backed securities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                         For the three month periods ended March 31,
                                                         2001 vs 2000
                                                                           Total
                                          Increase (decrease) due to     increase
                                             Volume         Rate         (decrease)
                                                    (Dollars in thousands)

Interest income attributable to:
  Loans receivable (1)                        $669            $33           $702
  Mortgage-backed securities                  (192)            49           (143)
  Investments                                  (14)             0            (14)
  FHLB stock                                    28              1             29
                                              ----           ----           ----
  Total interest-earning assets               $491            $83           $574

Interest expense attributable to:
  Demand deposits                              ($1)          ($21)          ($22)
  Savings accounts                               0              2              2
  Certificates                                 (42)           191            149
  FHLB advances                                508             49            557
                                              ----           ----           ----
  Total interest-bearing liabilities          $465           $221           $686

Increase (decrease) in net interest income     $26          ($138)         ($112)

                        (1) Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $24.83 million to $269.40 million during the three months ended March 31, 2001, from $244.57 million for the three months ended March 31, 2000. Average interest-bearing liabilities increased $28.84 million from $226.75 million for the three months ended March 31, 2000, to $255.59 million for the current three-month period. Thus, average net interest-earning assets decreased $4.01 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.95% for the three months ended March 31, 2001, compared to 2.27% for the same period in 2000. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 4.93% for the three months ended March 31, 2000, to 5.44% for the same three-month period in 2001. The majority of the increase in the cost of interest-bearing liabilities is the result of an increase in the cost of certificates of deposit from 5.49% to 6.04% and an increase in the cost of borrowings from 5.85% to 6.36%. This increase reflects the cost of lengthening the maturity of liabilities to help improve Franklin's interest rate risk position.

                                                 For the Three Months ended March 31, 2001
                                                         Average
                                                       outstanding        Yield/cost
                                                 (Dollars in thousands)
  Average interest-earning assets
     Loans                                               $206,244            7.61%
     Mortgage-backed securities                            40,094            6.80%
     Investments                                           19,489            6.34%
     FHLB stock                                             3,572            7.05%
                                                         --------            ----
       Total                                             $269,399            7.39%

  Average interest-bearing liabilities
     Demand deposits                                      $25,282            1.91%
     Savings accounts                                      21,163            2.76%
     Certificates                                         141,622            6.04%
     FHLB advances                                         67,522            6.36%
                                                         --------            ----
       Total                                             $255,589            5.44%

Net interest-earning assets/interest rate spread          $13,810            1.95%



                                               For the Three Months ended March 31, 2000
                                                          Average
                                                        outstanding        Yield/cost
                                                  (Dollars in thousands)
  Average interest-earning assets
     Loans                                               $171,010            7.53%
     Mortgage-backed securities                            51,190            6.45%
     Investments                                           20,387            6.34%
     FHLB stock                                             1,983            6.86%
                                                         --------            ----
       Total                                             $244,570            7.20%

  Average interest-bearing liabilities
     Demand deposits                                      $25,393            2.25%
     Savings accounts                                      21,180            2.72%
     Certificates                                         144,832            5.49%
     FHLB advances                                         35,348            5.85%
                                                         --------            ----
       Total                                             $226,753            4.93%

Net interest-earning assets/interest rate spread          $17,817            2.27%


Noninterest income for the quarter ended March 31, 2001 was $313,000 compared to $144,000 for the same quarter in 2000. The increase in noninterest income when comparing the three-month periods is the result of an increase in profits on the sale of loans of $135,000 and an increase in the service fees on NOW accounts of $17,000.

Noninterest expenses were $1.19 million for the current quarter compared to $1.18 million for the quarter ended March 31, 2000. As a percentage of average assets, this is 1.71% for the current three-month period compared to 1.90% for the first three months of 2000.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         a. Press Release dated March 27, 2001
         b. Press Release dated April 12, 2001

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No current reports on Form 8-K were filed during the quarter ended March 31, 2001.

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


March 27, 2001
Cincinnati, Ohio


First Franklin Corporation Declares Quarterly Dividend


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the first quarter of 2001. This is the fifty-third consecutive dividend paid by the company. The quarterly dividend will be payable April 16, 2001 to shareholders of record as of April 6, 2001. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be April 3, 2001. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


April 12, 2001
Cincinnati, Ohio


First Franklin Corporation Announces Earnings


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced that earnings increased approximately 8% to $402,000 ($0.25 per share) for the first quarter of 2001 from $373,000 ($0.23 per share) for the first quarter of 2000.

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


Date:  May 10, 2001