Form 10QSB
period 2001-06-30
FIRST FRANKLIN CORP
filed 2001-08-10
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001 there were issued and outstanding 1,613,873 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I  Financial Information

Item 1.  Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000                                3

         Consolidated Statements of Income and Retained
         Earnings - Three and Six-month Periods ended June 30, 2001
         and 2000                                                           4

         Consolidated Statements of Cash Flows - Six-month
         Periods ended June 30, 2001 and 2000                               5

         Notes to Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


Part II. Other Information                                                 15

Item 5.  Press Release dated June 26, 2001                                 16
         Press Release dated July 12, 2001                                 17

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       June 30,2001       Dec 31,2000
                                                       ------------       -----------
                                                       (Unaudited)
                 ASSETS
Cash, including CD's & other interest-earning
  deposits of  $16,150 and $160, respectively           $  20,922          $   1,351
Investment securities
  Available-for-sale, at market value
     (amortized cost of $14,420 and
     $20,162, respectively)                                14,484             19,940
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $16,343 and
     $31,026, respectively)                                16,601             30,993
  Held-to-maturity, at amortized cost
    (market value of $9,741 and
    $11,229, respectively)                                  9,530             11,145
Loans receivable, net                                     201,915            206,040
Real estate owned, net                                          0                  0
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                           3,679              3,351
Accrued interest receivable                                 1,432              1,444
Property and equipment, net                                 2,325              1,897
Other assets                                                1,901              1,533
                                                        =========          =========
                                                        $ 272,789          $ 277,694

                 LIABILITIES
Savings accounts                                        $ 197,479          $ 185,530
Borrowings                                                 52,230             68,978
Advances by borrowers for taxes
  and insurance                                               505              1,330
Other liabilities                                             441                544
                                                        =========          =========
     Total liabilities                                    250,655            256,382
                                                        =========          =========
     STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued                                               13                 13
Additional paid in capital                                  6,189              6,189
Treasury stock, at cost- 396,994 shares                    (3,888)            (3,888)
Retained earnings, substantially restricted                19,608             19,166
Accumulated other comprehensive income:
   Unrealized gain (loss) on available-for-sale
   securities, net of taxes of $109 at 06/30/01
   and $(87) at 12/31/00                                      212               (168)
                                                        ---------          ---------
     Total stockholders' equity                            22,134             21,312
                                                        =========          =========
                                                        $ 272,789          $ 277,694


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Dollars in thousands, except per share data)

                                              For the Three Months Ended           For the Six Months Ended
                                            June 30, 2001    June 30, 2000      June 30, 2001     June 30, 2000
                                            -------------    -------------      -------------     -------------
                                             (Unaudited)                         (Unaudited)
Interest income:
  Loans receivable                            $  3,786          $  3,466          $  7,708          $  6,686
  Mortgage-backed securities                       550               811             1,232             1,636
  Investment securities                            439               338               811               695
                                              --------          --------          --------          --------
                                                 4,775             4,615             9,751             9,017
Interest expense:
  Savings accounts                               2,506             2,280             4,910             4,555
  Borrowings                                       883               721             1,957             1,238
                                              --------          --------          --------          --------
                                                 3,389             3,001             6,867             5,793
                                              --------          --------          --------          --------
     Net interest income                         1,386             1,614             2,884             3,224

Provision for loan losses                           10                18                28                37
                                              --------          --------          --------          --------
     Net interest income after
       provision for loan losses                 1,376             1,596             2,856             3,187
                                              --------          --------          --------          --------
Noninterest income:
  Gain on loans sold                                43                 1               178                 3
  Gain on sale of investments                       35                 0                35                 0
  Service fees on NOW accounts                      75                63               145               116
  Other income                                     139                90               247               179
                                              --------          --------          --------          --------
                                                   292               154               605               298
Noninterest expense:
  Salaries and employee benefits                   556               538             1,095             1,078
  Occupancy expense                                169               144               329               293
  Advertising                                       92                75               136               189
  Federal deposit insurance premiums                23                10                46                20
  Service bureau expense                            77                63               146               125
  Other expenses                                   339               320               697               628
                                              --------          --------          --------          --------
                                                 1,256             1,150             2,449             2,333

Income before federal income taxes                 412               600             1,012             1,152

Provision for federal income taxes                 131               198               329               377
                                              --------          --------          --------          --------
     Net Income                               $    281          $    402          $    683          $    775

RETAINED EARNINGS-BEGINNING OF PERIOD         $ 19,448          $ 18,443          $ 19,166          $ 18,192
  Net income                                       281               402               683               775
  Less: dividends declared                        (121)             (121)             (241)             (243)
                                              --------          --------          --------          --------
RETAINED EARNINGS-END OF PERIOD               $ 19,608          $ 18,724          $ 19,608          $ 18,724

EARNINGS PER COMMON SHARE
        Basic                                 $   0.17          $   0.25          $   0.42          $   0.48
        Diluted                               $   0.17          $   0.25          $   0.42          $   0.48

DIVIDENDS DECLARED PER  COMMON SHARE          $  0.075          $  0.075          $  0.150          $  0.150

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       For The Six Months Ended
                                                                    June 30,2001      June 30,2000
                                                                    ------------      ------------
                                                                     (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                            $    683          $    775

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                              28                37
     Depreciation and amortization                                         130                97
     FHLB stock dividend                                                  (128)              (77)
     Decrease in accrued interest receivable                               (12)             (240)
     Increase in other assets                                             (368)             (500)
     Decrease in other liabilities                                        (103)             (136)
     Other, net                                                            (94)              (31)
     Loans sold                                                         11,113               147
     Disbursements on loans originated for sale                         (3,785)                0
                                                                      --------          --------
Net cash provided by operating activities                                7,464                72
                                                                      ========          ========

Cash provided by (used in) investing activities:
  Loan principal reductions                                             25,397            16,399
  Disbursements on mortgage and other
     loans purchased or originated for investment                      (28,706)          (40,507)
  Repayments on mortgage-backed securities                               8,776             5,527
  Sale of available-for-sale mortgage-backed securities                  7,480                 0
  Purchase of available-for-sale investment securities                  (4,759)                0
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                               10,500                 5
  Purchase of FHLB stock                                                  (200)             (759)
  Capital expenditures                                                    (516)               (8)
                                                                      --------          --------
Net cash provided by (used in) investing activities                     17,972           (19,343)
                                                                      ========          ========

Cash provided by (used in) financing activities:
  Net decrease in deposits                                              11,949            (3,560)
  Borrowed money                                                       (16,748)           21,614
  Decrease in advances by borrowers
     for taxes and insurance                                              (825)             (806)
  Repurchase of common stock                                                 0              (155)
  Payment of dividends                                                    (241)             (243)
                                                                      --------          --------
Net cash provided by  (used in) financing activities                    (5,865)           16,850
                                                                      --------          --------

Net increase (decrease) in cash                                       $ 19,571          ($ 2,421)
Cash at beginning of period                                              1,351             3,688
                                                                      --------          --------
CASH AT END OF PERIOD                                                 $ 20,922          $  1,267
                                                                      ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2000 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method-the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles", which requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The change from amortization to impairment regarding goodwill will provide investors with greater transparency on the economic impact of goodwill on the financial position and results of operations. SFAS No. 142 is effective upon adoption, which will be January 1, 2002 for the Company.

SFAS No. 141 and 142 are not expected to have a material impact on the Company's financial position or results of operations.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin Corporation is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company acquired all of the common stock of Franklin issued in connection with its conversion from the mutual to stock form of ownership, which was completed on January 25, 1988.

First Franklin's mission is to maximize the value of the Company for shareholders by adhering to the following values:

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

As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision ("OTS"), although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, interest-earning deposits, and investments in Franklin, DirectTeller Systems Inc. ("DirectTeller") and Financial Institutions Partners lll, L.P. ("FIP lll").

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity lines of credit, credit and debit cards, personal and business checking accounts, auto loans, savings accounts, automated teller machines and a voice response telephone inquiry system. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer. Additionally, Franklin offers an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions.

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

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc., a computer service bureau, which offers the DirectTeller system to the savings and loans it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

FIP lll is a limited partnership that invests in common stocks of financial institutions. The Company has invested $500,000 in the partnership. At March 31, 2001, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $710,000. There is not a readily determinable market for the Company's interest in this partnership.

During October 2000, Franklin opened a lending office at 7944 Beechmont Avenue, Cincinnati, Ohio. Permission to open a full service branch at that location was received in December 2000. The full service branch at that location was opened March 1, 2001.

Since the results of operations of Madison, DirectTeller and FIP lll have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $4.90 million (1.8%) from $277.69 million at December 31, 2000 to $272.79 million at June 30, 2001, compared to a $17.34 million (6.9%) increase for the same period in 2000. During 2001, mortgage-backed securities decreased $16.01 million, cash and investments increased $14.12 million, loans receivable decreased $4.13 million, deposits increased $11.95 million and borrowings decreased $16.75 million.

Loan disbursements were $32.49 million during the current six-month period compared to $40.51 million during the six months ended June 30, 2000. Disbursements during the second quarter of 2001 were $20.06 million compared to $25.58 million during the same quarter in 2000. Mortgage loan sales were $11.11 million during the current six-month period. No loan sales occurred during the first six months of 2000. At June 30, 2001, commitments to originate mortgage loans were $2.10 million. At the same date, $2.61 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $5.12 million. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $14.12 million during the six months ended June 30, 2001, to $35.41 million. This increase reflects loan and mortgage-backed securities repayments of $34.17 million, net savings deposits of $11.95 million, loan sales of $11.11 million and sales of mortgage-backed securities of $7.48 million less loan disbursements of $32.49 million and a reduction in borrowings of $16.75 million. Short-term liquid assets have been allowed to increase so that future loan demand can be funded without using borrowings. At June 30, 2001, liquid assets were 12.98% of total assets

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2001. No securities are classified as trading.

                                       Amortized      Unrealized    Unrealized      Market
                                         Cost           Gains         Losses         Value
                                       ----------------------------------------------------
                                                            (in thousands)
Available-for-sale
     Investment securities              $14,420         $  91         $  27         $14,484
     Mortgage-backed securities          16,343           258             0          16,601
Held-to-maturity
     Mortgage-backed securities           9,530           211             0           9,741



At June 30, 2001, savings deposits were $197.48 million compared to $185.53 million at December 31, 2000. This is an increase of $4.85 million during the current quarter and $11.95 million during the six months ended June 30, 2001. During the six months ended June 30, 2001, core deposits (transaction and passbook savings accounts) increased $3.65 million. During the same period, short-term certificates (two years or less) increased $693,000 million and certificates with original terms greater than two years increased $7.61 million. The increase in long-term certificates reflects management's efforts to improve its interest rate risk by lengthening the maturity of its deposits. Interest of $2.18 million during the current quarter and $4.28 million during the current six-month period was credited to accounts. After eliminating the effect of interest credited, savings increased $2.67 million during the current quarter and $7.67 million during the six months ended June 30, 2001.

At June 30, 2001 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $52.23 million at an average cost of 6.33%. During the next twelve months, required principal reduction on amortizing advances will be $10.89 million.

In the low interest rate environment that prevailed throughout much of the 1990s, Franklin, like many financial institutions, was not able to attract a significant amount of long-term deposits as customers opted to pursue short-term investments so they would be poised to take advantage of rates when they did rise. As a result, Franklin experienced a shortening of the maturities of its liabilities. The low rates had the opposite effect on Franklin's assets, as consumers took advantage of the low rates to lock-in long-term mortgages. Although Franklin has sold some of its fixed-rate mortgages in recent years, timing considerations and other market conditions have not always been conducive to a sale. Consequently, Franklin emerged from the 1990s with a significant mismatch between the repricing terms of its assets and liabilities. In May 2000, Franklin submitted an Interest Rate Risk Compliance Plan to the OTS. The objective of this plan was to increase Franklin's Interest Rate Risk rating to "moderate risk", under OTS guidelines, by December 31, 2001. Many of the initiatives discussed below were part of this plan. If provisions of this plan are not complied with, the OTS could take actions which could limit Franklin's activities, growth or earnings.

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

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 54% adjustable, 35% fixed and 11% balloons at June 30, 2001. During the same time frame, core deposits have increased from 24% to 25% of total deposits and certificates with original maturities of three years or more have increased to 41% of total deposits from 24% at December 31, 1999. Because adjustable-rate loans are normally originated at rates lower than fixed-rate loans and longer-term certificates normally have higher rates than shorter-term certificates, these initiatives could be expected to have a negative impact on net interest income. At March 31, 2001, Franklin's interest rate risk position had improved to a "moderate risk" classification under OTS guidelines.

At June 30, 2001, $1.08 million of assets were classified substandard, $176,000 classified loss and $4.41 million classified as special mention compared to $800,000 as substandard, $176,000 as loss and $4.14 million as special mention at December 31, 2000. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.22 million at June 30, 2001 and $875,000 at December 31, 2000. Because of the increase in delinquent loans and substandard assets, the Company has enhanced its collection efforts. At June 30, 2001, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2001.

                                                          (Dollars in thousands)
            Balance at beginning of period                        $1,060
            Charge offs                                                0
            Additions charged to operations                           28
            Recoveries                                                 0
                                                                  ------
            Balance at end of period                              $1,088


The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The

Company continues to enjoy a strong capital position. At June 30, 2001, net worth was $22.13 million, which is 8.11% of assets. At the same date, book value per share was $13.71 compared to $13.21 at December 31, 2000.

The following table summarizes, as of June 30, 2001, the regulatory capital position of Franklin.

Capital Standard        Actual       Required       Excess       Actual      Required       Excess
                        ------       --------       ------       ------      --------       ------
                             (Dollars in thousands)
Core                   $19,855       $10,832        $9,023        7.33%       4.00%          3.33%
Risk-based              20,705        12,606         8,099       13.18%       8.00%          5.18%



OTS regulations define a "well capitalized" institution as having risk-based capital of at least 10% and core capital of at least 5%. At June 30, 2001, Franklin exceeded these requirements.

COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2001 and 2000 was $1,040,000 and $632,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

Net income was $281,000 ($0.17 per basic share) for the current quarter and $683,000 ($0.42 per basic share) for the six months ended June 30, 2001. This compares to earnings of $402,000 ($0.25 per basic share) for the second quarter of 2000 and $775,000 ($0.48 per basic share) for the first six months of 2000. The decline in net income during the current six-month period reflects a $340,000 decrease in net interest income, a $210,000 increase in profits on the sale of loans and investments, a $97,000 increase in fee and other income and a $116,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.39 million for the current quarter and $2.88 million for the first six months of 2001 compared to $1.61 and $3.22 million, respectively, for the same periods in 2000. The most significant impact on net interest income between periods relates to the changes implemented by Franklin to reduce its interest rate risk. As discussed previously, Franklin has placed emphasis on originating adjustable-rate residential mortgages, short-term commercial mortgages, consumer loans and longer-term liabilities. The growth in loans during the past year has been funded by the growth in long-term certificates and FHLB advances and a reduction in mortgage-backed securities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                    For the Six Month periods ended June 30,
                                  2001 vs 2000

                                                                               Total
                                              Increase (decrease) due to      increase
                                             Volume            Rate          (decrease)
                                             ------            ----          ----------
Interest income attributable to:                        (Dollars in thousands)
  Loans receivable (1)                       $   968          $    54          $ 1,022
  Mortgage-backed securities                    (458)              54             (404)
  Investments                                     74               (9)              65
  FHLB stock                                      48                3               51
                                             -------          -------          -------
  Total interest-earning assets              $   632          $   102          $   734

Interest expense attributable to:
  Demand deposits                            $     9          ($   29)         ($   20)
  Savings accounts                                 6                9               15
  Certificates                                    27              334              361
  FHLB advances                                  556              162              718
                                             -------          -------          -------
  Total interest-bearing liabilities         $   598          $   476          $ 1,074

Increase (decrease) in net
  interest income                            $    34          ($  374)         ($  340)


-----------------

(1) Includes non-accruing loans.



As the tables below illustrate, average interest-earning assets increased $15.99 million to $267.04 million during the six months ended June 30, 2001, from $251.05 million for the six months ended June 30, 2000. Average interest-bearing liabilities increased $19.87 million from $233.09 million for the six months ended June 30, 2000, to $252.96 million for the current six-month period. Thus, average net interest-earning assets decreased $3.88 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.87% for the six months ended June 30, 2001, compared to 2.21% for the same period in 2000. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 4.97% for the six months ended June 30, 2000, to 5.43% for the same six-month period in 2001. This increase in the cost of interest-bearing liabilities reflects an increase in the cost of certificates from 5.57% for the six months ended June 30, 2000 to 6.04% for the current six months and an increase in the cost of FHLB advances from 5.75% to 6.44% when comparing the same periods. This was due to an increase in longer-term certificates and borrowings which are normally at higher rates than shorter-term instruments.

                                                  For the Six Months ended June 30, 2001
                                                         Average
                                                       outstanding        Yield/cost
                                                       -----------        ----------
                                                   (Dollars in thousands)
  Average interest-earning assets
     Loans                                               $204,165            7.55%
     Mortgage-backed securities                            36,418            6.77%
     Investments                                           22,854            5.98%
     FHLB stock                                             3,604            7.10%
                                                         --------            ----
       Total                                             $267,041            7.30%

  Average interest-bearing liabilities
     Demand deposits                                     $ 26,373            1.93%
     Savings accounts                                      21,740            2.81%
     Certificates                                         144,101            6.04%
     FHLB advances                                         60,744            6.44%
                                                         --------            ----
       Total                                             $252,958            5.43%

Net interest-earning assets/interest rate spread         $ 14,083            1.87%


                                                  For the Six Months ended June 30,2000
                                                         Average
                                                       outstanding        Yield/cost
                                                       -----------        ----------
                                                  (Dollars in thousands)
  Average interest-earning assets
     Loans                                               $178,525            7.49%
     Mortgage-backed securities                            49,910            6.56%
     Investments                                           20,375            6.07%
     FHLB stock                                             2,243            6.87%
                                                         --------            ----
       Total                                             $251,053            7.18%

  Average interest-bearing liabilities
     Demand deposits                                     $ 25,569            2.14%
     Savings accounts                                      21,306            2.72%
     Certificates                                         143,147            5.57%
     FHLB advances                                         43,070            5.75%
                                                         --------            ----
       Total                                             $233,092            4.97%

Net interest-earning assets/interest rate spread         $ 17,961            2.21%



Noninterest income was $292,000 for the quarter and $605,000 for the six months ended June 30, 2001 compared to $154,000 for the same quarter in 2000 and $298,000 for the six months ended June 30, 2000. The increase in noninterest income when comparing the six-month periods is the result of an increase in profits on the sale of mortgage-backed securities of $35,000, a $175,000 increase in profits on the sale of loans and a $29,000 increase in checking account fees.

Noninterest expenses were $1.26 million for the current quarter and $2.45 million for the current six-month period compared to $1.15 million for the same quarter in 2000 and $2.33 million for the six months ended June 30, 2000. As a percentage of average assets, this is 1.77% for the six months ended June 30, 2001 compared to 1.83% for the first six months of 2000. The increase during the current six-month period reflects a $36,000 increase in occupancy expense due to the opening of a new office, an increase in federal deposit insurance costs of $26,000, an increase in regulatory assessments of $15,000 and an increase in service bureau expense of $21,000.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 23, 2001, the following items were voted on by the shareholders:

                                                                               Voting
                                                                              Negative
                                                                                 or
                                                               Affirmative    Withheld    Abstentions
         Reelection of the following directors:

                  James E. Hoff, S.J.                           1,312,806      132,397
                  Thomas H. Siemers                             1,311,956      133,247

         Ratification of the selection of Clark, Schaefer,
         Hackett & Co. as independent accountants
         for the current fiscal year.                           1,428,987       14,004       2,212


Item 5.  OTHER INFORMATION

         A. Press Release dated June 26, 2001
         B. Press Release dated July 12, 2001


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No current reports on Form 8-K were filed during the quarter ended June 30, 2001.

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


June 26, 2001
Cincinnati, Ohio


First Franklin Corporation Declares Quarterly Dividend


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the second quarter of 2001. This is the fifty-fourth consecutive dividend paid by the company. The quarterly dividend will be payable July 16, 2001 to shareholders of record as of July 6, 2001. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be July 3, 2001. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


July 12, 2001
Cincinnati, Ohio


First Franklin Corporation Announces Earnings


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $281,000 ($0.17 per share) for the second quarter of 2001 and $683,000 ($0.42 per share) for the six months ended June 30, 2001. This compares to earnings of $402,000 ($0.25 per share) for the second quarter of 2000 and $775,000 ($0.48 per share) for the six months ended June 30, 2000.

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


Date:  August 10, 2001