Form 10QSB
period 2001-09-30
FIRST FRANKLIN CORP
filed 2001-11-08
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001 there were issued and outstanding 1,613,873 shares of the Issuer's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                       Page No.

Part I Financial Information

Item 1.  Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000                         3

         Consolidated Statements of Income and Retained
         Earnings - Three and Nine-month Periods ended September 30,
         2001 and 2000                                                    4

         Consolidated Statements of Cash Flows - Nine-month
         Periods ended September 30, 2001 and 2000                        5

         Notes to Consolidated Financial Statements                       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7


Part II. Other Information                                                15

Item 5.  Press Release dated September 25, 2001                           16
         Press Release dated October 12, 2001                             17

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    Sept. 30,2001      Dec 31,2000
                                                    -------------      -----------
                                                              (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of  $14,140 and $160, respectively          $  15,042         $   1,351
Investment securities
  Available-for-sale, at market value
     (amortized cost of $18,298 and
     $20,162, respectively)                               18,485            19,940
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $14,655 and
     $31,026, respectively)                               14,987            30,993
  Held-to-maturity, at amortized cost
    (market value of $8,877 and
    $11,229, respectively)                                 8,533            11,145
Loans receivable, net                                    207,358           206,040
Real estate owned, net                                         0                 0
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                          3,744             3,351
Accrued interest receivable                                1,651             1,444
Property and equipment, net                                2,337             1,897
Other assets                                               1,400             1,533
                                                       ---------         ---------
                                                       $ 273,537         $ 277,694

     LIABILITIES
Savings accounts                                       $ 200,753         $ 185,530
Borrowings                                                49,039            68,978
Advances by borrowers for taxes
  and insurance                                              792             1,330
Other liabilities                                            625               544
                                                       ---------         ---------
     Total liabilities                                   251,209           256,382
                                                       ---------         ---------

     STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued                                              13                13
Additional paid in capital                                 6,189             6,189
Treasury stock, at cost- 396,994 shares                   (3,888)           (3,888)
Retained earnings, substantially restricted               19,671            19,166
Accumulated other comprehensive income:
   Unrealized gain (loss) on available-for-sale
   securities, net of taxes of $177 at 09/30/01
   and $(87) at 12/31/00                                     343              (168)
                                                       ---------         ---------
     Total stockholders' equity                           22,328            19,755
                                                       ---------         ---------
                                                       $ 273,537         $ 277,694

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (Dollars in thousands, except per share data)

                                            For the Three Months Ended         For the Nine Months Ended
                                            Sept 30,2001   Sept 30,2000     Sept 30,2001     Sept 30,2000
                                            ------------   ------------     ------------     ------------
                                                    (Unaudited)                      (Unaudited)

Interest income:
  Loans receivable                           $  3,793         $  3,699         $ 11,501         $ 10,385
  Mortgage-backed securities                      383              773            1,615            2,409
  Investment securities                           447              351            1,258            1,046
                                             --------         --------         --------         --------
                                                4,623            4,823           14,374           13,840
Interest expense:
  Savings accounts                              2,524            2,384            7,434            6,939
  Borrowings                                      815              956            2,772            2,194
                                             --------         --------         --------         --------
                                                3,339            3,340           10,206            9,133
                                             --------         --------         --------         --------
     Net interest income                        1,284            1,483            4,168            4,707

Provision for loan losses                          18               19               46               56
                                             --------         --------         --------         --------
     Net interest income after
       provision for loan losses                1,266            1,464            4,122            4,651
                                             --------         --------         --------         --------
Noninterest income:
  Gain on loans sold                               38                8              216               11
  Gain on sale of investments                       4                0               39                0
  Service fees on NOW accounts                     72               66              217              182
  Other income                                    113              106              360              285
                                             --------         --------         --------         --------
                                                  227              180              832              478
Noninterest expense:
  Salaries and employee benefits                  571              531            1,666            1,609
  Occupancy expense                               156              147              485              440
  Federal deposit insurance premiums               23               24               69               44
  Service bureau expense                           84               69              230              194
  Advertising                                      64               66              200              255
  Other expenses                                  327              322            1,024              950
                                             --------         --------         --------         --------
                                                1,225            1,159            3,674            3,492

Income before federal income taxes                268              485            1,280            1,637

Provision for federal income taxes                 84              156              413              533
                                             --------         --------         --------         --------
     Net income                              $    184         $    329         $    867         $  1,104

RETAINED EARNINGS-BEGINNING OF PERIOD        $ 19,608         $ 18,721         $ 19,166         $ 18,190
  Net income                                      184              329              867            1,104
  Less: dividends declared                       (121)            (119)            (362)            (363)
                                             --------         --------         --------         --------
RETAINED EARNINGS-END OF PERIOD              $ 19,671         $ 18,931         $ 19,671         $ 18,931

EARNINGS PER COMMON SHARE
        Basic                                $   0.12         $   0.20         $   0.54         $   0.68
        Diluted                              $   0.12         $   0.20         $   0.54         $   0.68

DIVIDENDS DECLARED PER  COMMON SHARE         $  0.075         $  0.075         $  0.225         $  0.225

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            For The Nine Months Ended
                                                                           Sept 30,2001     Sept 30,2000
                                                                           ------------     ------------
                                                                                     (Unaudited)
Cash provided by (used in) operating activities:

Net income                                                                   $    867         $  1,104

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                     46               56
     Depreciation and amortization                                                178              161
     FHLB stock dividend                                                         (193)            (132)
     Increase  in accrued interest receivable                                    (207)            (489)
     Decrease (increase)  in other assets                                         133             (377)
     Increase (decrease) in other liabilities                                      81              (48)
     Other, net                                                                  (169)            (148)
     Loans sold                                                                13,200              683
     Disbursements on loans originated for sale                                (5,654)            (285)
                                                                             --------         --------
Net cash provided by operating activities                                       8,282              525
                                                                             --------         --------

Cash provided by (used in) investing activities:
  Loan principal reductions                                                    38,354           24,899
  Disbursements on mortgage and other
     loans purchased or originated for investment                             (47,358)         (53,898)
  Repayments on mortgage-backed securities                                     11,458            8,785
  Sale of available-for-sale mortgage-backed securities                         7,480                0
  Purchase of available-for-sale investment securities                        (13,154)               0
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                      15,000                5
  Purchase of FHLB Stock                                                         (200)          (1,025)
  Capital expenditures                                                           (555)             (27)
                                                                             --------         --------
Net cash provided by (used in) investing activities                            11,025          (21,261)
                                                                             --------         --------

Cash provided by (used in) financing activities:
  Net increase (decrease) in deposits                                          15,223           (5,672)
  Borrowed money                                                              (19,939)          25,052
  Decrease in advances by borrowers
     for taxes and insurance                                                     (538)            (416)
  Repurchase of common stock                                                                      (155)
  Payment of dividends                                                           (362)            (363)
                                                                             --------         --------
Net cash provided by (used in) financing activities                            (5,616)          18,446
                                                                             --------         --------

Net increase (decrease) in cash                                              $ 13,691         ($ 2,290)
Cash at beginning of period                                                     1,351            3,688
                                                                             --------         --------
CASH AT END OF PERIOD                                                        $ 15,042         $  1,398


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2000 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires all business combinations be accounted for under a single method-the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

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

FIP III is a limited partnership that invests in common stocks of financial institutions. The Company has invested $500,000 in the partnership. At June 30, 2001, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $793,000. There is not a readily determinable market for the Company's interest in this partnership.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $4.15 million (1.5%) from $277.69 million at December 31, 2000 to $273.54 million at September 30, 2001, compared to a $19.59 million (7.8%) increase for the same period in 2000. During 2001, mortgage-backed securities decreased $18.62 million, cash and investments increased $12.24 million, loans receivable increased $1.32 million, deposits increased $15.22 million and borrowings decreased $19.94 million.

Loan disbursements were $53.01 million during the current nine-month period compared to $54.18 million during the nine months ended September 30, 2000. Disbursements during the third quarter of 2001 were $20.52 million compared to $13.67 million during the same quarter in 2000. Mortgage loan sales during the current nine-month period were $12.85 million compared to sales of $285,000 during the first nine months of 2000. The increase in loan sales reflects an increase in originations of fixed-rate mortgages due to the decline in interest rates and the requirement in Franklin's Interest Rate Risk Compliance Plan that the majority of fixed-rate loans originated be sold in the secondary market. At September 30, 2001, commitments to originate mortgage loans were $2.70 million. At the same date, $3.74 million of undisbursed loan funds were being held on various construction loans. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $12.24 million during the nine months ended September 30, 2001, to $33.53 million. This increase reflects loan and mortgage-backed securities repayments of $49.81 million, net savings deposits of $15.22 million, loan sales of $12.85 million and sales of mortgage-backed securities of $7.48 million, less loan disbursements of $53.01 million and a reduction in borrowings of $19.94 million. Short-term liquid assets have been allowed to increase because the current low rate environment does not offer suitable investment alternatives. At September 30, 2001, liquid assets were 12.26% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2001. No securities are classified as trading.


                                     Amortized  Unrealized Unrealized    Market
                                       Cost        Gains     Losses      Value
                                     -------------------------------------------
                                                    (in thousands)
Available-for-sale
     Investment securities           $18,298     $   242     $   55     $18,485
     Mortgage-backed securities       14,655         332                 14,987
Held-to-maturity
     Mortgage-backed securities        8,533         344                  8,877


At September 30, 2001, savings deposits were $200.75 million compared to $185.53 million at December 31, 2000. This is an increase of $3.27 million during the current quarter and $15.22 million during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, core deposits (transaction and passbook savings accounts) increased $3.96 million. During the same period, short-term certificates (two years or less) increased $1.54 million and certificates with original terms greater than two years increased $9.72 million. The increase in long-term certificates reflects management's efforts to lengthen the maturity of its deposits. Interest of $2.20 million during the current quarter and $6.48 million during the current nine-month period was credited to accounts. After eliminating the effect of interest credited, savings increased $1.07 million during the current quarter and $8.74 million during the nine months ended September 30, 2001.

At September 30, 2001, Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $49.04 million at an average cost of 6.30%. During the next twelve months, principal payments of $10.41 million are required on these advances.

In the low interest rate environment that prevailed throughout much of the 1990s, Franklin, like many financial institutions, was not able to attract a significant amount of long-term deposits as customers opted to pursue short-term investments so they would be poised to take advantage of rates when they did rise. As a result, Franklin experienced a shortening of the maturities of its liabilities. The low rates had the opposite effect on Franklin's assets, as consumers took advantage of the low rates to lock-in long-term mortgages. Although Franklin sold some of its fixed-rate mortgages in recent years, timing considerations and other market conditions have not always been conducive to a sale. Consequently, Franklin emerged from the 1990s with a significant mismatch between the repricing terms of its assets and liabilities. In May 2000, Franklin submitted an Interest Rate Risk Compliance Plan to the OTS. The objective of this plan was to increase Franklin's Interest Rate Risk rating to "moderate risk", under OTS guidelines, by December 31, 2001. As of June 30, 2001, Franklin had met and exceeded the objective of this plan by achieving a rating of "minimal risk".

In response to the OTS' concerns about its interest rate risk position, during the fourth quarter of 1999, Franklin implemented several initiatives to improve its interest rate sensitivity. One initiative was to increase its capital position, which Franklin addressed by suspending the payment of dividends to the Company. It is not anticipated that this action will adversely affect the ability of the Company to pay dividends to its shareholders. Although the Company does not anticipate that it will need dividends from Franklin during 2001, a prolonged restriction could adversely affect the amount of funds available to the Company in future years. Another initiative was to lengthen the maturities of its liabilities, which Franklin achieved by emphasizing thirty-nine month and five year certificates of deposit, and to shorten the maturities of its assets, which Franklin has addressed by emphasizing the origination of one, three, and five-year adjustable-rate mortgages and selling the majority of fixed-rate loans originated. In addition, commercial and multi-family real estate loans originated have shorter maturities with balloon payments due in five years or less. More emphasis has been placed on the origination of home equity lines of credit and adjustable-rate second mortgages, which are normally originated at higher rates than first mortgage loans.

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 57% adjustable, 33% fixed and 10% balloons at September 30, 2001. During the same time frame, core deposits have increased from 24% to 25% of total deposits and certificates with original maturities of three years or more have increased to 41% of total deposits from 24% at December 31, 1999. Because adjustable-rate loans are normally originated at rates lower than fixed-rate loans and longer-term certificates normally have higher rates than shorter-term certificates, these initiatives have had a negative impact on net interest income.

At September 30, 2001, $1.43 million of assets were classified substandard, $178,000 classified loss and $4.80 million classified as special mention compared to $800,000 substandard, $176,000 loss and $4.14 million special mention at December 31, 2000. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.15 million at September 30, 2001 and $875,000 at December 31, 2000. Because of the increase in delinquent loans and substandard assets, the Company has enhanced its collection efforts. At September 30, 2001, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2001.

                                                          (Dollars in thousands)
                 Balance at beginning of period                   $1,060
                 Charge offs                                           0
                 Additions charged to operations                      46
                 Recoveries                                            1
                                                                       -
                 Balance at end of period                         $1,107



The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At September 30, 2001, net worth was $22.33 million, which is 8.16% of assets. At the same date, book value per share was $13.84 compared to $13.21 at December 31, 2000.

The following table summarizes, as of September 30, 2001, the regulatory capital position of Franklin.

Capital Standard     Actual       Required       Excess       Actual      Required       Excess
                     ------       --------       ------       ------      --------       ------
                     (Dollars in thousands)
Core                  $20,042       $10,887       $9,155        7.36%         4.00%        3.36%
Risk-based             20,946        13,548        7,398       12.37%         8.00%        4.37%



OTS regulations define a "well capitalized" institution as having risk-based capital of at least 10% and core capital of at least 5%. At September 30, 2001, Franklin exceeded these requirements.

COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2001 and 2000 was $1.35 million and $1.19 million, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

Net income was $184,000 ($0.12 per basic share) for the current quarter and $867,000 ($0.54 per basic share) for the nine months ended September 30, 2001. This compares to earnings of $329,000 ($0.20 per basic share) for the third quarter of 2000 and $1.10 million ($0.68 per basic share) for the first nine months of 2000. The decline in net income during the current nine-month period reflects a $539,000 decrease in net interest income, a $244,000 increase in profits on the sale of loans and investments, a $110,000 increase in fee and other income and a $182,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.28 million for the current quarter and $4.17 million for the first nine months of 2001, compared to $1.48 and $4.71 million, respectively, for the same periods in 2000. The most significant impact on net interest income between periods relates to the changes implemented by Franklin to reduce its interest rate risk. As discussed previously, Franklin has placed emphasis on originating adjustable-rate residential mortgages, short-term commercial mortgages, consumer loans and longer-term liabilities. During 2001, a substantial decline in interest rates has caused an increase in prepayments on loans and the majority of the Company's investment securities to be called prior to maturity. Proceeds from these prepayments have been invested in lower yielding loans and securities or overnight funds when better investment alternatives did not exist. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                  For the nine month periods ended September 30,
                                                  2001  vs   2000
                                                                        Total
                                        Increase (decrease) due to    increase
                                         volume          rate        (decrease)
                                         ------          ----        ----------
Interest income attributable to:          (Dollars in thousands)
  Loans receivable(1)                      $1,164          ($48)       $1,116
  Mortgage-backed securities                 (812)           18          (794)
  Investments                                 210           (59)          151
  FHLB stock                                   61             0            61
                                          -------       -------       -------
  Total interest-earning assets              $623          ($89)         $534

Interest expense attributable to:
  Demand deposits                             $27          ($17)          $10
  Savings accounts                             13             4            17
  Certificates                                129           339           468
  FHLB advances                               418           160           578
                                          -------       -------       -------
  Total interest-bearing liabilities         $587          $486        $1,073

Increase in net interest income               $36         ($575)        ($539)

                (1) Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets increased $10.83 million to $266.14 million during the nine months ended September 30, 2001, from $255.31 million for the nine months ended September 30, 2000. Average interest-bearing liabilities increased $14.37 million from $237.31 million for the nine months ended September 30, 2000, to $251.68 million for the current nine-month period. Average net interest-earning assets decreased $3.54 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.79% for the nine months ended September 30, 2001, compared to 2.10% for the same period in 2000. Generally, a reduction in the interest rate spread will have a negative impact on net interest income. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 5.13% for the nine months ended September 30, 2000, to 5.41% for the same nine-month period in 2001. This increase in the cost of interest-bearing liabilities reflects an increase in the cost of certificates from 5.71% for the nine months ended September 30, 2000 to 6.02% for the current nine months and an increase in the cost of borrowed funds from 6.03% to 6.45%. The increase in the cost of both the certificates and the borrowings reflects the increased costs associated with acquiring the longer-term liabilities outlined in the interest rate risk compliance plan.

                                                                            For the nine months ended September 30, 2001
                                                                                   Average
                                                                                 outstanding               Yield/cost
                                                                                 -----------               ----------
                                                                           (Dollars in thousands)
    Average interest-earning assets
       Loans                                                                          $204,699                    7.49%
       Mortgage-backed securities                                                       32,257                    6.68%
       Investments                                                                      25,549                    5.56%
       FHLB stock                                                                        3,636                    7.07%
                                                                                        ------                    -----
         Total                                                                        $266,141                    7.20%

    Average interest-bearing liabilities
       Demand deposits                                                                 $27,078                    1.98%
       Savings accounts                                                                 21,708                    2.82%
       Certificates                                                                    145,636                    6.02%
       FHLB advances                                                                    57,258                    6.45%
                                                                                       -------                    -----
         Total                                                                        $251,680                    5.41%

  Net interest-earning assets/interest rate spread                                     $14,461                    1.79%


                                                                            For the nine months ended September 30,2000
                                                                                   Average
                                                                                 outstanding               Yield/cost
                                                                                 -----------               ----------
                                                                           (Dollars in thousands)
    Average interest-earning assets
       Loans                                                                          $183,981                    7.53%
       Mortgage-backed securities                                                       48,476                    6.63%
       Investments                                                                      20,366                    5.98%
       FHLB stock                                                                        2,490                    7.07%
                                                                                        ------                    -----
         Total                                                                        $255,313                    7.23%

    Average interest-bearing liabilities
       Demand deposits                                                                 $25,048                    2.08%
       Savings accounts                                                                 21,114                    2.79%
       Certificates                                                                    142,664                    5.71%
       FHLB advances                                                                    48,488                    6.03%
                                                                                       -------                    -----
         Total                                                                        $237,314                    5.13%

  Net interest-earning assets/interest rate spread                                     $17,999                    2.10%


Noninterest income was $227,000 for the current quarter and $832,000 for the nine months ended September 30, 2001 compared to $180,000 for the same quarter in 2000 and $478,000 for the nine months ended September 30, 2000. The increase in noninterest income when comparing the nine-month periods is the result of an increase in profits on the sale of investments and mortgage-backed securities of $39,000, a $205,000 increase in profits on sale of loans and a $110,000 increase in checking account fees and other income.

Noninterest expenses were $1.23 million for the current quarter and $3.67 million for the current nine-month period compared to $1.16 million for the same quarter in 2000 and $3.49 million for the nine months ended September 30, 2000. As a percentage of average assets, this is 1.78% for the nine months ended September 30, 2001 compared to 1.80% for the first nine months of 2000. The increase during the current nine-month period reflects an increase in compensation and benefits of $57,000, a $45,000 increase in occupancy expense due to the opening of a new office, an increase in federal deposit insurance costs of $25,000, an increase in regulatory assessments of $24,000 and an increase in service bureau expense of $36,000.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         A. Press release dated September 25, 2001
         B. Press release dated October 12, 2001


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No current reports on Form 8-K were filed during the quarter ended September 30, 2001.

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


September 25, 2001
Cincinnati, Ohio


First Franklin Corporation Declares Quarterly Dividend


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the third quarter of 2001. This is the fifty-fifth consecutive dividend paid by the company. The quarterly dividend will be payable October 15, 2001 to shareholders of record as of October 5, 2001. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be October 2, 2001. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


October 12, 2001
Cincinnati, Ohio


First Franklin Corporation Announces Earnings


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $184,000 ($0.12 per share) for the third quarter of 2001 and $867,000 ($0.54 per share) for the nine months ended September 30, 2001. This compares to earnings of $329,000 ($0.20 per share) for the third quarter of 2000 and $1,104,000 ($0.68 per share) for the nine months ended September 30, 2000.

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


Date:  November 8, 2001