Form 10KSB40
period 2001-12-31
FIRST FRANKLIN CORP
filed 2002-03-28
CIK 742161

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

                         Commission File Number: 0-16362
                                     -------

                           FIRST FRANKLIN CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                            31-1221029
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                   4750 Ashwood Drive, Cincinnati, Ohio 45241
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 469-5352
                                 --------------

             Securities registered pursuant to Section 12(b) of the
                                 Exchange Act:
                                      None
                     --------------------------------------

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:
                     Common Stock, par value $.01 per share
                -------------------------------------------------
                                (Title of Class)

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $ 20.09 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The Nasdaq National Market as of March 6, 2002, was $11.22 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,614,514 of the issuer's common shares were issued and outstanding on March 25, 2002.

          Documents Incorporated by Reference and Included as Exhibits:
     Part II of Form 10-KSB - Portions of 2001 Annual Report to Stockholders
         Part III of Form 10-KSB - Portions of Proxy Statement for 2002
                         Annual Meeting of Stockholders



Transitional Small Business Disclosure Format    Yes  ____     No     X
                                                                    -----

                          Index to Exhibits on page 29

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

THE FRANKLIN SAVINGS AND LOAN COMPANY

         Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and its seven full service branches in Hamilton County, Ohio. Franklin was originally chartered under the name Green Street Number 2 Loan and Building Company in 1883. At December 31, 2001, Franklin had approximately $277.90 million of assets, deposits of approximately $209.03 million and stockholders' equity of approximately $20.39 million.

         The principal business of Franklin is the acceptance of savings deposits from the general public and the origination of mortgage loans for the purpose of financing, refinancing or constructing one- to four-family owner occupied residential real estate. Franklin also makes loans secured by multi-family real estate and nonresidential real estate and loans for consumer purposes.

         Franklin's income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, interest paid on borrowings and operating expenses. The primary component of its net income is its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. The interest income and interest expense of Franklin change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin's control. The interest rates on specific assets and liabilities of Franklin will change or "reprice" in accordance with the contractual terms of the asset or liability instrument and in accordance with customer reaction to general economic trends. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect Franklin's income. Moreover, rising interest rates tend to decrease loan demand in general, negatively affecting Franklin's income. As market conditions permit, Franklin originates adjustable-rate mortgage loans ("ARMs") and purchases adjustable-rate mortgage-backed securities in order to reduce the gap between the effective maturities or repricing of its liabilities and assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the portions of the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report") for additional information regarding this maturity or repricing timing difference and the impact of interest rates on Franklin's operating results.

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

         During the first quarter of 2001, Franklin began operation of a full service branch at 7944 Beechmont Avenue in Anderson Township Ohio, a location which was previously a loan origination office.

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

         Franklin's current lending strategy is to originate fixed-rate loans primarily for sale in the secondary market and to originate adjustable-rate loans for retention in its own portfolio. When consumer demand for ARMs declines, Franklin may purchase adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 2001, interest rates offered on fixed-rate loans decreased substantially from levels experienced during the past few years, causing consumer demand for fixed-rate mortgage loans to increase. The increase in the origination of fixed-rate loans caused loans sold to increase during 2001. No loans were held for sale at December 31, 2001.

         Franklin has an agreement with the Student Loan Marketing Association to sell all student loans that reach the repayment stage. Loans totaling $373,000 were sold under that agreement in 2001 at a profit of $5,700 compared to $388,000 at a profit of $5,600 in 2000.

         The following table sets forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:


                                                                        At December 31,
                              -----------------------------------------------------------------------------------------------
                                       2001                     2000                    1999                      1998
                              --------------------      -------------------      ------------------      --------------------
                               Amount      Percent       Amount     Percent       Amount     Percent      Amount      Percent
                              --------     -------      --------    -------      --------    ------      --------     -------
                                                                  (Dollars in thousands)
Type of loan Loans secured
 by real estate:
   Residential                $150,950      65.56%     $171,340      67.80%     $141,979      62.90%     $128,030      61.09%
   Nonresidential               29,923      13.01        22,942       9.08        19,855       8.80        15,572       7.43
   Construction                  8,502       3.69         7,473       2.96         6,354       2.82         7,149       3.41
Consumer and other loans        19,633       8.52         8,769       3.47         4,207       1.86         2,991       1.43
                              --------     ------      --------     ------      --------     ------      --------     ------
                               209,008      90.78       210,524      83.31       172,395      76.38       153,742      73.36
                              --------     ------      --------     ------      --------     ------      --------     ------

Loans held for sale               --         --            --         --            --         --            --         --

Mortgage-backed
securities
   Held to maturity              7,423       3.22        11,145       4.42        13,596       6.02        12,355       5.90
   Available for sale           13,818       6.00        31,026      12.27        39,719      17.60        43,462      20.74
                              --------     ------      --------     ------      --------     ------      --------     ------
                                21,241       9.22        42,171      16.69        53,315      23.62        55,817      26.64
                              --------     ------      --------     ------      --------     ------      --------     ------
     Total loans
       receivable
       (before net items)     $230,249     100.00%     $252,695     100.00%     $225,710     100.00%     $209,559     100.00%
                              ========     ======      ========     ======      ========     ======      ========     ======

Type of rate
Fixed rate                    $ 96,089      41.73%     $120,988      47.88%     $131,922      58.45%     $103,196      49.24%
Adjustable rate                133,942      58.17       131,317      51.97        93,235      41.31       105,425      50.31
Passbook adjustable
rate(1)                            218       0.10           390       0.15           553       0.24           938       0.45
                              --------     ------      --------     ------      --------     ------      --------     ------

     Total loans
       receivable
       (before net items)     $230,249     100.00%     $252,695     100.00%     $225,710     100.00%     $209,559     100.00%
                              ========     ======      ========     ======      ========     ======      ========     ======

Type of security
Residential:
   Single-family              $149,267      64.83%     $192,444      76.16%     $180,065      79.77%     $172,994      82.55%
   2-4 family                    9,388       4.08         9,816       3.88         9,160       4.06         9,004       4.30
   Multi-family                 18,512       8.04        15,991       6.33        11,683       5.18         7,723       3.68
Nonresidential real             33,449      14.53        25,675      10.16        20,595       9.12        16,847       8.04
estate
Student loans                      960       0.41           704       0.28           704       0.31           439       0.21
Consumer and other loans        18,673       8.11         8,065       3.19         3,503       1.56         2,552       1.22
                              --------     ------      --------     ------      --------     ------      --------     ------
     Total loans
        receivable
       (before net items)     $230,249     100.00%     $252,695     100.00%     $225,710     100.00%     $209,559     100.00%
                              ========     ======      ========     ======      ========     ======      ========     ======
                                     At December 31,
                                  --------------------
                                          1997
                                   --------------------
                                    Amount      Percent
                                   --------     -------
                                  (Dollars in thousands)
Type of loan Loans secured
 by real estate:
   Residential                     $128,152      66.91%
   Nonresidential                    18,071       9.43
   Construction                       6,130       3.20
Consumer and other loans              3,829       2.00
                                   --------     ------
                                    156,182      81.54
                                   --------     ------

Loans held for sale                    --         --

Mortgage-backed
securities
   Held to maturity                  17,158       8.95
   Available for sale                18,208       9.51
                                   --------     ------
                                     35,366      18.46
                                   --------     ------
     Total loans
       receivable
       (before net items)          $191,548     100.00%
                                   ========     ======

Type of rate
Fixed rate                         $ 85,265      44.51%
Adjustable rate                     104,759      54.69
Passbook adjustable
rate(1)                               1,524       0.80
                                   --------     ------

     Total loans
       receivable
       (before net items)          $191,548     100.00%
                                   ========     ======

Type of security
Residential:
   Single-family                   $152,199      79.46%
   2-4 family                         8,125       4.24
   Multi-family                       8,124       4.24
Nonresidential real                  19,271      10.06
estate
Student loans                           415       0.22
Consumer and other loans              3,414       1.78
                                   --------     ------
     Total loans
        receivable
       (before net items)          $191,548     100.00%
                                   ========     ======


(1) Loans have interest rates that adjust in accordance with the rates paid on Franklin's passbook savings accounts.

         The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:

                                                                  At December 31,
                                                    --------------------------------------------------
                                                      2001                2000                    1999
                                                    --------            --------                ------
                                                                      (In thousands)
Gross loans receivable and mortgage-backed
   securities (before net items)                  $ 230,249              $ 252,695              $ 225,710

Less:
   Loans in process                                   5,270                  3,487                  3,783
   Deferred loan fees (costs)                            83                    (62)                    40
   Allowance for possible loan losses                 1,100                  1,060                    976
   Unearned expense                                    --                       (1)                    (4)
   Unrealized loss (gain) on available for
     sale mortgage-backed securities                   (279)                    33                    376
                                                  ---------              ---------              ---------

     Total                                            6,174                  4,517                  5,171
                                                  ---------              ---------              ---------

Loans receivable and mortgage-backed
   securities - net                               $ 224,075              $ 248,178              $ 220,539
                                                  =========              =========              =========


         The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change. Loans with interest rates tied to the interest rates of Franklin's passbook accounts are included as maturing during the period ending December 31, 2002.

                       One- to four-family
                           real estate       Other real estate      Mortgage-backed         Consumer and
                          mortgage loans       mortgage loans          securities            other loans                Total
                       -------------------  -------------------    -------------------    -------------------    -----------------
                                  Weighted             Weighted               Weighted               Weighted              Weighted
                                   Average             average                average                 average               average
                        Amount      rate      Amount     rate        Amount     rate       Amount      rate       Amount      rate
                       --------     ----    --------     ----      --------     ----      --------     ----      --------     ----

                                                             (Dollars in thousands)
Due during years ending December 31:

2002                   $ 25,268     7.12%   $  9,366     7.84%     $ 10,233     5.40%     $ 17,352     5.97%     $ 62,219     6.63%
2003 and 2004            47,209     7.10      22,486     8.28            97     5.38         1,633     8.45        71,425     7.50
2005 and 2006             9,279     6.93       5,839     8.40          --       --             597     8.72        15,715     7.54
2007 to 2011              7,163     7.31       6,970     8.21         5,955     6.02            37     6.24        20,125     7.24
2012 to 2021             16,158     7.06       3,275     6.38           131     6.79            14     8.49        19,578     6.95
2022 and following       35,784     7.19         578     7.00         4,825     7.51          --       --          41,187     7.22
                       --------     ----    --------     ----      --------     ----      --------     ----      --------     ----

  Total                $140,861     7.12%   $ 48,514     8.06%     $ 21,241     6.06%     $ 19,633     6.26%     $230,249     7.15%
                       ========             ========               ========               ========               ========


         As of December 31, 2001, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2002, consisted of $76.63 million of adjustable-rate loans and $91.40 million of fixed-rate loans.

         The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                                                 Year ended December 31,
                                                 -----------------------------------------------------

                                                   2001                   2000                  1999
                                                 --------               --------              --------
Loans originated:
   One- to four-family                           $ 48,804               $ 52,328              $ 46,765
   Multi-family                                     2,754                  5,913                 1,581
   Nonresidential                                   9,730                  7,804                 6,525
   Land                                                65                     96                   658
   Consumer                                        13,560                  8,639                 3,019
                                                 --------               --------              --------
    Total loans originated                         74,913                 74,780                58,548
Mortgage-backed securities purchased                 --                     --                  24,990
Loans purchased                                         5                  1,067                    82
                                                 --------               --------              --------
      Total loans originated and
        mortgage-backed securities and
        loans  purchased                           74,918                 75,847                83,620
                                                 --------               --------              --------

Loans sold:
    One- to four-family                            22,170                  3,083                 6,543
       Multi-family                                  --                     --                    --
      Student                                         373                    388                   210
Mortgage-backed securities sold                     7,480                   --                   2,887
Principal reductions and payoffs                   67,341                 45,391                57,829
                                                 --------               --------              --------
Increase (decrease) in loans receivable           (22,446)                26,985                16,151
Decrease (increase) in net items                   (1,657)                   654                (1,669)
                                                 --------               --------              --------
Net increase (decrease) in loans receivable      ($24,103)              $ 27,639              $ 14,482
                                                 ========               ========              ========


         In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2001, Franklin sold approximately $22.17 million in fixed-rate residential loans. At December 31, 2001, Franklin serviced $56.65 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2001 were $74.91 million, an increase of 0.18% above 2000 levels. This slight increase in loan originations was the result of favorable market conditions which led to increased originations of commercial real estate loans and home equity lines of credit. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and - Liquidity" in the Annual Report.

         Loans are originated primarily in, and within 25 miles of, Cincinnati and come from various sources, including walk-in and existing customers, customer referrals, loan solicitors employed by Franklin, real estate agents and, to a lesser extent, loan brokers and builders. Loan applications are reviewed by salaried employees. The Chief Lending Officer, and/or any individual to whom the Chief Lending Officer has delegated such authority, may approve real estate loans up to $350,000. Any loans which, when aggregated with other Franklin loans to that same borrower, exceed $350,000 must be approved by the loan committee or by the President if the aggregate amount exceeds $500,000. Franklin's loan committee, comprised of at least two officers, one of whom must be the Chief Lending Officer, has the authority to approve real estate loans of up to $500,000. The President has the authority to approve loans in amounts of up to $1.5 million. Other loans must be approved by the Executive Committee or the Board of Directors. Real estate pledged to secure a loan is appraised by a designated appraiser.

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

        Based on the 15% Lending Limit, Franklin was able to lend approximately $3.19 million to one borrower at December 31, 2001. Franklin had no outstanding loans in excess of such limit at December 31, 2001.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Franklin's lending program has been the origination of loans secured by one- to four-family residences. At December 31, 2001, $158.66 million, or 68.91%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in Southwestern Ohio.

         In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report. During 2001, as a result of declining interest rates, originations of thirty-year and fifteen-year fixed-rate mortgage loans, many of which are eligible for sale in the secondary market, increased, and originations of adjustable-rate mortgage loans decreased from levels experienced during 2000. Origination of adjustable-rate loans tends to decrease Franklin's exposure to changes in interest rates but also decreases interest income because of the lower yields on adjustable-rate loans.

         Franklin currently offers one- to four-family residential ARMs with adjustment periods ranging from one to five years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 2001, ARMs (not including loans with interest rates tied to the rates paid on Franklin's passbook accounts) totaled $76.88 million.

         Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 2001, $1.97 million of Franklin's ARMs were delinquent thirty days or more. This represents 2.56% of all one- to four-family ARMs outstanding at that date, an increase of $1.63 million, or 579.41% from the prior year. Current economic conditions have caused delinquency rates at many financial institutions to increase from levels experienced during the past few years. The majority of Franklin's increase has occurred in loans less than 60 days delinquent. Additional efforts are being focused on those loans so that their delinquency does not increase. As economic conditions improve, the amount of delinquent loans should decline. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

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

         MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING. As of December 31, 2001, approximately $51.96 million, or 22.57%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of real estate loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Franklin does not generally require third party takeout commitments prior to originating loans on construction projects as it typically provides permanent financing on such projects.

         While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in five years or less. Loan fees on originated loans have generally been 1.0% of the original loan amount (plus expenses). At December 31, 2001, all of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located within the State of Ohio or in locations within 25 miles of Cincinnati.

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

         Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 2001, seven had a principal balance of more than $1.0 million and twenty-one others had principal balances in excess of $500,000. At December 31, 2001, Franklin had eighteen borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $27.87 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $2.93 million.

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

         Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2001, Franklin's nonresidential mortgage loan portfolio was $33.45 million, or 164% of its total capital.

         CONSUMER LENDING. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. At December 31, 2001, $19.63 million, or 8.52%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer loans. During the fourth quarter of 1998, Franklin began offering variable rate secured commercial and home equity line of credit loans. Customer acceptance of this new product has been very good. At December 31, 2001, Franklin had $21.01 million of this type of loan with outstanding balances of $15.14 million. Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, they typically carry higher yields and have shorter terms to maturity than such loans.

        MORTGAGE-BACKED SECURITIES. In the past when loan demand has declined, Franklin has purchased mortgage-backed securities insured or guaranteed by government agencies. Franklin intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At December 31, 2001, mortgage-backed securities and collateralized mortgage obligations totaled approximately $21.24 million, or 9.22% of total loans and mortgage-backed securities, of which $7.42 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin's balance sheet at cost. The market value of the $7.42 million in mortgage-backed securities designated as being held to maturity as of December 31, 2001, was $7.62 million. The remaining $11.32 million in mortgage-backed securities held at December 31, 2001, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

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

        Franklin has also invested $2.50 million in collateralized mortgage obligations ("CMOs"), which are secured by one- to four-family mortgage loans. Although it can be useful for hedging and investment, a CMO can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk," but Franklin's CMOs are not in the "high-risk" category.

        CMOs and mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or by the underlying collateral. Although CMOs and other mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such investments limits the usefulness of these investments for liquidity purposes.

        At December 31, 2001, $11.01 million, or 47.04%, of Franklin's mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin's earnings, particularly in a rising interest rate environment.

         At December 31, 2001, $10.23 million, or 52.96%, of Franklin's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. In addition, Franklin has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Franklin is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report.

         The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities at the dates indicated:

                                                                       At December 31, 2001
                                                     -----------------------------------------------------------
                                                                        Gross            Gross
                                                     Amortized       unrealized      unrealized        Estimated
                                                        cost            gains           losses         fair value
                                                      -------          -------          -------        ---------
                                                                          (In thousands)
Mortgaged-backed securities held to maturity:
   FHLMC participation certificates                   $ 2,312          $    64          $  --            $ 2,376
   FNMA participation certificates                      2,600               40             --              2,640
   GNMA participation certificate                       2,511               91             --              2,602
   CMOs                                                  --               --               --               --
                                                      -------          -------          -------          -------

                                                      $ 7,423          $   195          $  --            $ 7,618
                                                      =======          =======          =======          =======
Mortgage-backed securities available for sale:
   FHLMC participation certificates                   $   778          $    23          $  --            $   801
   FNMA participation certificates                      5,699              181             --              5,880
   GNMA participation certificates                      4,841               79             --              4,920
   CMOs                                                 2,500             --                  4            2,496
                                                      -------          -------          -------          -------
                                                      $13,818          $   283          $     4          $14,097
                                                      =======          =======          =======          =======

                                                                        At December 31, 2000
                                                     ------------------------------------------------------------
                                                                        Gross            Gross
                                                     Amortized       unrealized      unrealized        Estimated
                                                        cost            gains           losses         fair value
                                                      -------          -------          -------        ---------
                                                                          (In thousands)
Mortgaged-backed securities held to maturity:
   FHLMC participation certificates                   $ 3,199          $    32          $  --            $ 3,231
   FNMA participation certificates                      3,472             --                 39            3,433
   GNMA participation certificate                       4,474               91             --              4,565
   CMOs                                                  --               --               --               --
                                                      -------          -------          -------          -------

                                                      $11,145          $   123          $    39          $11,229
                                                      =======          =======          =======          =======
Mortgage-backed securities available for sale:
   FHLMC participation certificates                   $ 4,905          $    11          $    79          $ 4,837
   FNMA participation certificates                      8,468               66               26            8,508
   GNMA participation certificates                     12,540               69               11           12,598
   CMOs                                                 5,113             --                 63            5,050
                                                      -------          -------          -------          -------
                                                      $31,026          $   146          $   179          $30,993
                                                      =======          =======          =======          =======

         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at December 31, 2001 and 2000, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                                  Amortized cost at December 31,
                                                                 --------------------------------
                                                                     2001                2000
                                                                   -------             -------
                                                                             (In thousands)
             Due within one year
             Due after one through three years                     $    97             $   175
             Due after three years through five years                 --                  --
             Due after five years through ten years                  5,955               6,786
             Due after ten years through twenty years                1,108                 899
             Due after twenty years                                 14,081              34,311
                                                                   -------             -------
                                                                   $21,241             $42,171
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

         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" and "doubtful." For the portion of assets classified as loss, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of the asset portfolio of an institution. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. At December 31, 2001, $1.47 million of Franklin's loans and other assets were classified as "substandard," $189,000 were classified as "loss," no assets were classified as "doubtful" and $4.96 million were classified "special mention," for a total of $6.61 million, or 3.26%, of Franklin's loans receivable (net) designated as classified or special mention assets.

         The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                       At December 31,
                                      ----------------------------------------------------------------------------------
                                       2001               2000               1999               1998               1997
                                      ------             ------             ------             ------             ------
                                                                       (In thousands)

30-59 days                            $2,929             $  615             $2,019             $2,513             $1,174
60-89 days                             1,752                409                345              1,075                933
90 days and over                         759                848                637                797                988
                                      ------             ------             ------             ------             ------
  Total                               $5,440             $1,872             $3,001             $4,385             $3,095
                                      ======             ======             ======             ======             ======


         Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2001, the Company had not identified any loans as impaired.

         The following table sets forth the amounts of Franklin's non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more, repossessed assets and renegotiated loans. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one- to four-family residential mortgage loans, are placed on non-accrual status when the uncollected interest becomes greater than ninety days past due. All consumer loans more than 90 days delinquent are charged against the allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets include assets acquired in settlement of loans. All loan amounts reported do not reflect any specific valuation allowances which have been established.


                                                                              At December 31,
                                                    ------------------------------------------------------------------
                                                     2001           2000           1999           1998           1997
                                                    ------         ------         ------         ------         ------
                                                                         (Dollars in thousands)
Non-accruing loans:
  Residential real estate                           $  210         $  297         $  291         $  342         $  249
  Nonresidential real estate                          --             --             --             --             --
  Consumer                                             207            201            190            243            200
                                                    ------         ------         ------         ------         ------
     Total                                             417            498            481            585            449
                                                    ------         ------         ------         ------         ------
     Total as a percentage of total assets            0.15%          0.18%          0.19%          0.24%          0.19%

Accruing loans delinquent more than 90 days:
  Residential real estate                              384            360            346            806            599
  Nonresidential real estate                            30           --               75           --             --
  Consumer                                             263            156             37           --             --
                                                    ------         ------         ------         ------         ------
   Total                                               677            516            458            806            599
                                                    ------         ------         ------         ------         ------
   Total as a percentage of total assets              0.24%          0.19%          0.18%          0.34%          0.26%

Repossessed assets:
  Residential real estate                               96           --             --             --             --
  Nonresidential real estate                          --             --             --             --             --
                                                    ------         ------         ------         ------         ------
   Total                                                96           --             --             --             --
                                                    ------         ------         ------         ------         ------
   Total as a percentage of total assets              0.03%          --             --             --             --

Renegotiated loans                                    --             --                             244            281
                                                                   ------         ------         ------         ------
  Total non-performing assets                       $1,190         $1,014         $  939         $1,635         $1,329
                                                    ======         ======         ======         ======         ======
  Total non-performing assets as a percentage
  of total assets                                     0.42%          0.37%          0.37%          0.68%          0.58%
                                                    ======         ======         ======         ======         ======

Other loans of concern:
  Residential real estate                           $1,309         $  358         $1,001         $  712         $  424
  Nonresidential real estate                          --             --             --             --               57
  Consumer                                            --             --             --             --               15
                                                    ------         ------         ------         ------         ------
   Total                                            $1,309         $  358         $1,001         $  712         $  496
                                                    ======         ======         ======         ======         ======

   Total as a percentage of total assets              0.47%          0.13%          0.40%          0.30%          0.22%
                                                    ======         ======         ======         ======         ======

Unallocated allowance for loan losses               $  830         $  794         $  723         $  649         $  602
                                                    ======         ======         ======         ======         ======

  Total allowance for loan losses and
  repossessed assets                                $1,107         $1,060         $  976         $1,092         $1,015
                                                    ======         ======         ======         ======         ======


         For the year ended December 31, 2001, gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, amounted to $17,000. The amount which was included in interest income on such loans was $23,000 for the year ended December 31, 2001.

         As of December 31, 2001, except for other loans of concern discussed herein, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         As of December 31, 2001, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

         Franklin's non-accruing loans at December 31, 2001, consisted of four one- to four-family residential loans with an aggregate book value of $210,000 and twenty-one consumer loans with an aggregate book value of $207,000. At December 31, 2001, accruing loans delinquent more than 90 days consisted of three loans totaling $384,000 secured by one- to four-family residential real estate, one loan totaling $30,000 secured by multi-family real estate and six consumer loans totaling $263,000. Other loans of concern at December 31, 2001, included fourteen loans totaling $1.31 million secured by one- to four-family residential real estate.

         It is management's policy to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines that losses are expected to be incurred on the underlying properties. In establishing such loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin's loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2001, Franklin had $1.11 million of such allowances, $277,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and - Results of Operations" in the Annual Report.

         The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                                          Year ended December 31,
                                                    --------------------------------------------------------------------
                                                      2001           2000          1999            1998            1997
                                                    -------        -------       -------         -------         -------
                                                                         (Dollars in thousands)

Balance at beginning of period                      $ 1,060        $   976       $ 1,092         $ 1,015         $   981

Charge-offs:
   One- to four-family                                   18           --              10            --                24
   Multi-family                                        --             --            --              --                37
   Nonresidential real estate                          --             --            --              --              --
   Consumer                                            --             --               4            --                 2
                                                    -------        -------       -------         -------         -------
     Total charge-offs                                   18           --              14            --                63
                                                    -------        -------       -------         -------         -------

Recoveries:
   One- to four-family                                 --             --               1               1            --
   Multi-family                                        --             --            --              --              --
   Nonresidential real estate                          --             --            --              --              --
   Consumer                                            --             --            --                 2              13
                                                    -------        -------       -------         -------         -------
     Total recoveries                                  --             --               1               3              13
                                                    -------        -------       -------         -------         -------

Net charge-offs                                          18           --              13              (3)             50
Additions charged to operations                          65             84          (103)             74              84
                                                    -------        -------       -------         -------         -------
Balance at end of period                            $ 1,107        $ 1,060       $   976         $ 1,092         $ 1,015
                                                    =======        =======       =======         =======         =======

Ratio of net charge-offs during the period to
   average loans outstanding during the period        0.009%          --           0.008%         (0.002)%          0.03%
                                                    =======        =======       =======         =======         =======

Ratio of net charge-offs during the period to
   average non-performing assets                       1.63%          --            1.01%          (0.20)%          3.84%
                                                    =======        =======       =======         =======         =======


         The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:


                                                                         At December 31,
                                  --------------------------------------------------------------------------------------------
                                         2001                    2000                   1999                    1998
                                  ------------------      -----------------      -----------------      ------------------
                                            Percent of             Percent of            Percent of               Percent of
                                           loans in each          loans in each         loans in each           loans in each
                                             category               category              category                 category
                                             to total               to total              to total                 to total
                                  Amount      loans       Amount     loans       Amount     loans       Amount      loans
                                  ------     -------      ------    -------      ------    -------      ------     -------
                                                                                       (Dollars in thousands)
Loans:
   One- to four-family            $   79       68.91%     $   77      80.04%     $   77      83.83%     $   74       86.85%
   Multi-family                      125        8.04         125       6.33         125       5.18         118        3.68
   Nonresidential                   --         14.53        --        10.16        --         9.12         164        8.04
   Consumer                           66        8.52          64       3.47          51       1.87          87        1.43
   Unallocated                       830        --           794       --           723       --           649        --
                                  ------     -------      ------    -------      ------    -------      ------     -------
     Total loans (1)               1,100      100.00%      1,060     100.00%        976     100.00%      1,092      100.00%
                                             =======                =======                =======                 ========

Repossessed assets:
   One- to four-family                 7                    --                     --                      --
   Nonresidential                   --                      --                     --                      --
                                 -------                  ------                 ------                 ------
     Total repossessed assets          7                    --                     --                      --
                                 -------                  ------                 ------                 ------
     Total allowances             $1,107                  $1,060                $   976                 $1,092
                                 =======                  ======                =======                 ======
                                       At December 31,
                                     ------------------
                                            1997
                                     -----------------
                                              Percent of
                                            loans in each
                                               category
                                               to total
                                     Amount     loans
                                     ------    -------

Loans:
   One- to four-family               $   32      83.70%
   Multi-family                         115       4.24
   Nonresidential                       187      10.06
   Consumer                              79       2.00
   Unallocated                          602       --
                                     ------    -------
     Total loans (1)                  1,015     100.00%
                                               =======

Repossessed assets:
   One- to four-family                  --
   Nonresidential                       --
                                     ------
     Total repossessed assets           --
                                     ------
     Total allowances                $1,015
                                     ======



-----------------------------

(1) All allowances for loan losses are specific allowances, except for the unallocated category.

INVESTMENT ACTIVITIES

         The Company invests primarily in United States Treasury and agency securities, corporate debt securities, bank certificates of deposit, obligations issued by states or municipalities and FHLB overnight funds. Franklin is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. The balance of the securities investments maintained by the Company in excess of regulatory requirements reflects, for the most part, management's primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces the Company's vulnerability to changes in interest rates. See Note 2 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and - Liquidity" in the Annual Report.

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

        The following table presents the amortized cost and market values of Franklin's investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

                                                                             December 31,
                                      -----------------------------------------------------------------------------------------
                                                  2001                            2000                           1999
                                         -----------------------         -----------------------         -----------------------
                                       Amortized       Amortized        Amortized       Amortized      Amortized         Market
                                          cost            cost            cost            cost            cost            value
                                         -------         -------         -------         -------         -------         -------
                                                                    (In thousands)
Available for sale:
   U.S. Government and agency
  obligations                            $ 9,491         $ 9,464         $18,955         $18,736         $18,994         $17,977

Corporate debt securities                 13,556          13,351            --              --              --              --
Obligations of states and
  municipalities                           1,467           1,513           1,167           1,204           1,196           1,220
                                         -------         -------         -------         -------         -------         -------
   Total                                 $24,514         $24,328         $20,162         $19,940         $20,190         $19,197
                                         =======         =======         =======         =======         =======         =======


         The composition and maturities of the investment securities portfolio are indicated in the following table:

                                                                         At December 31, 2001
                                      -----------------------------------------------------------------------------------------
                                       Less than         1 to 5          5 to 10          Over             Total investment
                                         1 year           years           years         10 years               securities
                                         -------         -------         -------        --------        -----------------------
                                       Amortized       Amortized        Amortized       Amortized      Amortized         Market
                                          cost            cost            cost            cost            cost            value
                                         -------         -------         -------         -------         -------         -------

                                                              (Dollars in thousands)
U.S. Government and agency
   obligations                                           $ 2,500         $ 1,500         $ 5,491         $ 9,491         $ 9,464
Corporate debt securities                                 11,526           2,030            --            13,556          13,351
Obligations of states and
   municipalities                        $   330             435             355             347           1,467           1,513
                                         -------         -------         -------         -------         -------         -------
   Total investment securities           $   330         $14,461         $ 3,885         $ 5,838         $24,514         $24,328
                                         =======         =======         =======         =======         =======         =======


Weighted average yield(1)                  4.33%           5.51%           5.29%           6.03%           5.58%

----------------------------

(1)      Yields reflected have not been computed on a tax equivalent basis.

SOURCES OF FUNDS

         GENERAL. Deposit accounts have traditionally been the principal source of Franklin's funds for use in lending, investments and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings from the FHLB, cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" in the Annual Report.

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

         The principal types of savings accounts held by Franklin at December 31, 2001, and the applicable rates are summarized as follows:

                                 Average rate     Minimum deposit      Amount(1)      Percentage of total deposits
                                 ------------     ---------------      ---------      ----------------------------
                                                                     (In thousands)
Transaction accounts:

Passbook savings                     2.31%          $    100             $ 22,564               39.40%
NOW                                  0.75                100               18,483               32.28
Super NOW                            1.72              2,500                1,919                3.35
Money market                         2.75              2,500               14,296               24.97
                                    -----                                --------             -------
   Total transaction accounts        1.89%                               $ 57,262             100.00%
                                                                         ========

Certificates of deposit:

7-31 day                             2.47%          $    500             $    369                0.24%
91 day                               2.73                500                  364                0.24
Six months                           3.27                500               12,790                8.43
One year                             4.38                500               23,766               15.67
18 months                            5.28                500               15,255               10.06
Two years                            5.55                500               11,832                7.80
Three years                          6.15                500               23,561               15.53
Thirty-nine months                   6.16                500               16,834               11.10
Five years                           6.35                500               43,681               28.80
Jumbo certificates(2)                2.76            100,000                3,124                2.06
Other(2)                             5.66                500                  100                0.07
                                                                         --------             -------
   Total certificates                5.47%                               $151,676              100.00%
                                                                         ========

-----------------------------

(1)      Includes $39.52 million of deposits held in IRA and Keogh accounts.
(2)      Maturities vary.


         All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. At December 31, 2001, such rates were 2.23% per annum for passbook savings accounts, 0.99% per annum for regular NOW accounts and 1.74% per annum for Super NOW accounts. The rates paid on money market accounts vary depending on the balance in the account.

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

         The following table sets forth information relating to Franklin's savings flows during the periods shown and total savings at the end of the periods shown:


                                                             Year ended December 31,
                                           ---------------------------------------------------------
                                              2001                    2000                   1999
                                           ---------               ---------               ---------
                                                                (In thousands)

         Opening balance                   $ 185,530               $ 191,673               $ 202,261
         Deposits                            368,973                 346,083                 328,951
         Withdrawals                        (354,105)               (360,464)               (347,507)
         Interest credited                     8,540                   8,238                   7,968
                                           ---------               ---------               ---------

         Ending balance                    $ 208,938               $ 185,530               $ 191,673
                                           =========               =========               =========


         The following table sets forth, as of December 31, 2001, the amounts of certificates of deposit maturing during the years indicated:

                                                 Amounts maturing in the year
                                                      ending December 31,
                             ----------------------------------------------------------------------
                                                                                          2005 and
                               2002                2003                 2004             thereafter
                             --------            --------             --------           ----------
                                                        (In thousands)

3.00% and less                 $11,395            $   568              $     -            $     -
3.01% -  4.00%                  11,949              3,113                  201                453
4.01% -  5.00%                  15,692              3,323                3,842              1,209
5.01% -  6.00%                  18,280              8,481                6,020              6,698
6.01% -  7.00%                  10,447             20,564                3,547             13,457
7.01% -  8.00%                     594                555                  433             10,806
8.01% - and over                    10                 39                    -                  -
                               -------            -------              -------            -------
   Total                       $68,367            $36,643              $14,043            $32,623
                               =======            =======              =======            =======

         The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:

                                                       Year ended December 31,
                                        --------------------------------------------------------
                                          2001                    2000                    1999
                                        --------                --------                --------
                                                             (In thousands)
Change in deposit balances:
Passbook savings                       $   1,788              $    (111)             $  (2,334)
NOW accounts                               2,980                    319                 (1,289)
Money market accounts                      6,162                   (342)                 2,089
Certificates:
   7-31 day                                  206                   (164)                    28
   91 day                                    165                    (43)                    29
   6 months                                2,764                 (5,976)               (23,902)
   One year                                  995                 (4,416)                 7,313
   18 months                              (2,396)               (11,920)                 3,726
   Two years                                (363)                (9,057)                (6,609)
   Three years                            (1,954)                (1,584)                 9,415
   Thirty-nine months                      7,194                  9,640                   --
   Five years                              6,196                 18,818                    918
   Jumbo certificates                       (313)                (1,309)                    94
   Other                                     (16)                     2                    (66)
                                       ---------              ---------              ---------
   Total (decrease) increase           $  23,408              $  (6,143)             $ (10,588)
                                       =========              =========              =========


         The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 2001:


                                                                       Maturity
                                   ----------------------------------------------------------------------------------
                                                        Over              Over
                                    3 months           3 to 6            6 to 12            Over
                                    or less            months             months          12 months           Total
                                    --------          --------          --------          ---------          --------
                                                                     (In thousands)

Certificates of deposit less
   than $100,000                    $ 15,309          $ 17,773          $ 25,204          $ 65,447          $123,733
Certificates of deposit of
   $100,000 or more                    3,479             3,226             3,376            17,862            27,943
                                    --------          --------          --------          --------          --------
Total certificates of deposit       $ 18,788          $ 20,999          $ 28,580          $ 83,309          $151,676
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

         BORROWINGS. As a member of the FHLB of Cincinnati, Franklin is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin's FHLB advances outstanding at December 31, 2001, were $46.49 million.

         The following table shows the FHLB advances outstanding as of December 31, 2001, by interest rate and maturity date:

                                                           Average
                                Maturing during         interest rate     Outstanding balance
                                ---------------         -------------     -------------------
                                                                            (In thousands)

                                 2002                        6.72%                $   500
                                 2003                        7.10                  14,036
                                 2004                        5.73                   5,948
                                 2005                        7.36                   1,000
                                 2006                        8.15                     130
                                 2007-2011                   6.10                  23,755
                                   Thereafter                1.50                   1,119

                                   Total                     6.28%                $46,488
                                                                                  =======

         Franklin's only short-term borrowings (borrowings with remaining maturities of one year or less) during the year were FHLB advances. The following table sets forth the maximum amount of short-term FHLB advances outstanding at any month-end during the periods shown and the average aggregate balances of short-term FHLB advances for such periods:

                                                                  Year ended December 31,
                                                     ------------------------------------------------
                                                       2001                 2000               1999
                                                     --------             --------           --------
                                                                  (Dollars in thousands)

Maximum amount of borrowings outstanding              $14,368              $12,878             $5,872
Total average amount of borrowings
    outstanding                                        11,133                9,162              2,659
Weighted average interest cost of borrowings
    outstanding                                          6.45%                6.21%              5.05%

SUBSIDIARY ACTIVITIES OF FRANKLIN

         Franklin has one subsidiary, Madison Service Corporation ("Madison"), which was organized on February 22, 1972. Madison's only activity is its contract with a third party registered broker dealer which offers mutual funds and brokerage services at offices of Franklin. As of December 31, 2001, Franklin's investment in Madison was $110,000.

         Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in its service corporation at December 31, 2001, did not exceed these limits.

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

SUBSIDIARY ACTIVITIES OF THE COMPANY

         In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in this company and its investment in DirectTeller at December 31, 2001, was $50,000.

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

         As of December 31, 2001, based on total assets, Franklin was the third largest thrift institution headquartered in Hamilton County, Ohio.

EMPLOYEES

         At December 31, 2001, Franklin had 49 full-time equivalent employees and 10 part-time employees.

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

         OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Franklin at December 31, 2001, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                         At December 31, 2001
                                                    ------------------------------
                                                     Amount               Percent
                                                     ------               -------
                                                           (In thousands)

                     Tangible capital                $20,321                7.31%
                     Requirement                       4,167                1.50
                                                     -------               -----
                     Excess                          $16,154                5.81%
                                                     ======

                     Core capital                    $20,321                7.31%
                     Requirement                      11,107                4.00
                                                     -------               -----
                     Excess                          $ 9,214                3.31%
                                                     ======

                     Total capital                   $21,243               12.20%
                     Risk-based requirement           13,926                8.00
                                                     -------               -----
                     Excess                          $ 7,317                4.20%
                                                     ======


         Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles less goodwill plus the unrealized loss on available-for-sale securities) of 4.0% of adjusted total assets, except for those institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $922,000) of 8% of risk-weighted assets. Its current core capital level is 7.31% of adjusted total assets.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Franklin's capital at December 31, 2001, meets the standards for a well-capitalized institution.

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

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2001, Franklin qualified as a QTL.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 2001.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA
(i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 2001.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. Franklin did not pay dividends to the Company during 2001.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies. The broad latitude to engage in activities can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2001, Franklin qualified as a QTL.

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

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that Franklin maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At December 31, 2001, Franklin was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Franklin's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $3.80 million at December 31, 2001.

         Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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

         The balance of the pre-1988 reserves is subject to the provisions of Code Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2001, Franklin's pre-1988 reserves for tax purposes totaled approximately $3.18 million. Franklin believes it had approximately $10.80 million of accumulated earnings and profits for tax purposes as of December 31, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.

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

         Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.3% for 2001.

         DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 2001, regarding the properties on which the offices of the Company and Franklin are located:

                                                                  Lease                 Year            Gross square
Location                      Owned or leased               Expiration date       facility opened          footage
--------                      ---------------               ---------------       ---------------        -----------

Corporate Office:
----------------

4750 Ashwood Drive                Owned                           N/A                    1996              19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:
---------------------------


2000 Madison Road                 Owned                           N/A                    1981               2,991
Cincinnati, Ohio 45208

1100 West Kemper Road             Leased                          6/04                   1984               4,080
Cincinnati, Ohio 45240

7615 Reading Road                 Leased                          2/04                   1971               2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                           N/A                    1974               1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                           4/10                   1976               1,675
Cincinnati, Ohio 45238            (Land is leased)

5119 Glenway Avenue               Owned                           N/A                    1974               2,525
Cincinnati, Ohio 45238

7944 Beechmont Avenue             Leased                          7/05                   2001               1,826
Cincinnati, Ohio 45255


         There are no liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance. At December 31, 2001, the Company's office premises and equipment had a net book value of $2.41 million. For additional information regarding the Company's office premises and equipment, see Notes 5 and 14 of Notes to Consolidated Financial Statements in the Annual Report.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of First Franklin Corporation (the "Proxy Statement") under the captions "Election Of Directors," "Executive Officers" and "Transactions with Management and Indebtedness of Management," which is included in Exhibit 20, is incorporated herein by reference.

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

                                 3(b)       Bylaws of the Company

                                 10(a)      Employment Contract for Thomas H.
                                            Siemers

                                 10(b)      First Franklin Corporation 1997
                                            Stock Option and Incentive Plan

                                 13         Portions of the Annual Report to
                                            Stockholders

                                 20         Proxy Statement

                                 21         Subsidiaries of the Registrant


             (b) No report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 2001.

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



By: /s/ Thomas H. Siemers                        By: /s/ Daniel T. Voelpel
   --------------------------------------           -------------------------------------------------
     Thomas H. Siemers                                Daniel T. Voelpel
     President, Chief Executive Officer               Vice President and Chief Financial Officer
      and a Director                                  (Principal Accounting Officer)


Date:  March 25, 2002                              Date:  March 25, 2002



By: /s/ Richard H. Finan                         By: /s/ James E. Cross
   --------------------------------------           -------------------------------------------------
     Richard H. Finan                                 James E. Cross
     Director                                         Director


Date:  March 25, 2002                              Date:  March 25, 2002



By: /s/ James E. Hoff, S.J.                      By: /s/ John L. Nolting
   --------------------------------------           -------------------------------------------------
     James E. Hoff, S.J.                              John L. Nolting
     Director                                         Director


Date:  March 25, 2002                              Date:  March 25, 2002

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

10(a)       Employment Contract for Thomas H.   Incorporated by reference to the
            Siemers                             Registrant's Registration
                                                Statement on Form S-1 (File No.
                                                33-17417)


10(b)       First Franklin Corporation          Incorporated by reference to the
            1997 Stock Option and               1996 Form 10-KSB
            Incentive Plan

13          Portions of the Annual Report       Included herewith

20          Proxy Statement                     Incorporated by reference to the
                                                Proxy Statement filed with the
                                                Securities and Exchange
                                                Commission on March 22, 2002

21          Subsidiaries of First Franklin      Incorporated by reference to the
            Corporation                         Registrant's Form 10-KSB for the
                                                fiscal year ended December 31,
                                                2000, which was filed with the
                                                Securities and Exchange
                                                Commission on March 30, 2001.