Form 10QSB
period 2002-03-31
FIRST FRANKLIN CORP
filed 2002-05-10
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

         For the Transition Period from________________ to ___________________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2002 there were issued and outstanding 1,624,589 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
    Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                     PAGE NO.
PART I  FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                                   3

                  Consolidated Statements of Income and Retained
                  Earnings - Three Month Periods ended March 31, 2002
                  and 2001                                                               4

                  Consolidated Statements of Cash Flows - Three Month
                  Periods ended March 31, 2002 and 2001                                  5

                  Notes to Consolidated Financial Statements                             6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    7


Part II  Other Information                                                              15

Item 5.           Press Release dated March 26, 2002                                    16
                  Press Release dated April 12, 2002                                    17


Signatures

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      Mar 31,2002      Dec 31,2001
                                                       ---------       ---------
                                                        (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $19,140 and $16,140,
  respectively                                         $  29,640       $  21,042
Investment securities
  Available-for-sale, at market value
     (amortized cost of $25,477 and
     $24,514, respectively)                               24,977          24,328
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $13,192 and
     $13,818, respectively)                               13,379          14,097
  Held-to-maturity, at amortized cost
    (market value of $6,663 and
    $7,618, respectively)                                  6,468           7,423
Loans receivable, net                                    196,879         202,555
Real estate owned, net                                         0              89
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                   3,838           3,796
Accrued interest receivable                                1,628           1,450
Property and equipment, net                                2,613           2,406
Other assets                                               2,703           2,510
                                                       ---------       ---------
                                                       $ 282,125       $ 279,696

     LIABILITIES
Deposits                                               $ 214,080       $ 208,938
Borrowings                                                44,213          46,488
Advances by borrowers for taxes
  and insurance                                              756           1,309
Other liabilities                                            954             757
                                                       ---------       ---------
     Total liabilities                                   260,003         257,492
                                                       ---------       ---------
     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 03/02/02 and 12/31/01                     13              13
Additional paid in capital                                 6,189           6,189
Treasury stock, at cost- 386,278 shares at
   03/31/02 and 396,994 shares at 12/31/01                (3,758)         (3,888)
Retained earnings, substantially restricted               19,884          19,829
Accumulated other comprehensive income:
   Unrealized gain (loss) on available-for-sale
   securities, net of taxes of $(106) at 03/31/02
   and $31 at 12/31/01                                      (206)             61
                                                       ---------       ---------
     Total stockholders' equity                           22,122          22,204
                                                       ---------       ---------
                                                       $ 282,125       $ 279,696

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                                               For the Three Months Ended
                                                              MAR  31,2002     MAR  31,2001
                                                                --------       --------
                                                              (Unaudited)      (Unaudited)
Interest income:
  Loans receivable                                              $  3,599       $  3,922
  Mortgage-backed securities                                         302            682
  Investments                                                        465            372
                                                                --------       --------
                                                                   4,366          4,976
Interest expense:
  Deposits                                                         2,331          2,404
  Borrowings                                                         713          1,074
                                                                --------       --------
                                                                   3,044          3,478
     Net interest income                                           1,322          1,498

Provision for loan losses                                             19             18
                                                                --------       --------
       Net interest income after provision for loan losses         1,303          1,480
                                                                --------       --------

Noninterest income:
  Gain on loans sold                                                  88            135
  Service fees on NOW accounts                                        75             70
  Other income                                                        91            108
                                                                --------       --------
                                                                     254            313
Noninterest expense:
  Salaries and employee benefits                                     579            539
  Occupancy expense                                                  160            160
  Federal deposit insurance premiums                                  24             23
  Advertising                                                         78             44
  Service bureau expense                                              82             69
  Other expenses                                                     377            358
                                                                --------       --------
                                                                   1,300          1,193

Income before federal income taxes                                   257            600

Provision for federal income taxes                                    80            198
                                                                --------       --------
     Net Income                                                 $    177       $    402

RETAINED EARNINGS-BEGINNING OF PERIOD                           $ 19,829       $ 19,166
  Net income                                                         177            402
  Less: dividends declared                                          (122)          (120)
                                                                --------       --------
RETAINED EARNINGS-END OF PERIOD                                 $ 19,884       $ 19,448

EARNINGS PER COMMON SHARE
        Basic                                                   $   0.11       $   0.25
        Diluted                                                 $   0.11       $   0.25

DIVIDENDS DECLARED PER  COMMON SHARE                            $  0.075       $  0.075

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          For The Three Months Ended
                                                                          MAR 31,2002      MAR 31,2001
                                                                           --------       --------
                                                                          (Unaudited)    (Unaudited)
Cash provided (used) by operating activities:

Net income                                                                 $    177       $    402
Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                   19             18
     Depreciation and amortization                                               80             65
     FHLB stock dividend                                                        (42)           (63)
     Increase in accrued interest receivable                                   (178)          (233)
     Increase in other assets                                                  (193)        (7,488)
     Increase (decrease) in other liabilities                                   197            (11)
     Other, net                                                                 128           (113)
     Loans sold                                                               6,153          7,816
     Disbursements on loans originated for sale                              (6,153)          (622)
                                                                           --------       --------
Net cash provided (used) by operating activities                                188           (229)
                                                                           --------       --------

Cash provided (used) by investing activities:
  Loan principal reductions                                                  17,495          8,935
  Disbursements on mortgage and other
     loans purchased or originated for investment                           (11,928)       (11,809)
  Repayments on mortgage-backed securities                                    2,572          3,308
  Proceed fron sale of student loans                                            100              0
  Purchase of available-for-sale mortgage-backed
      securities                                                               (993)             0
  Purchase of available-for-sale investment
      securities                                                             (1,000)             0
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                         5          2,000
  Purchase of FHLB Stock                                                          0           (200)
  Proceeds from sale of real estate owned                                        89              0
  Capital expenditures                                                         (252)           (45)
                                                                           --------       --------
Net cash provided by investing activities                                     6,088          2,189
                                                                           --------       --------

Cash provided (used) by financing activities:
  Net increase in deposits                                                    5,142          7,096
  Borrowed money (repayments)                                                (2,275)        (7,515)
  Decrease in advances by borrowers
     for taxes and insurance                                                   (553)          (556)
  Proceeds from sale of common stock                                            130              0
  Payment of dividends                                                         (122)          (120)
                                                                           --------       --------
Net cash provided (used) by financing activities                              2,322         (1,095)
                                                                           --------       --------

Net increase in cash                                                       $  8,598       $    865
Cash at beginning of period                                                  21,042          1,351
                                                                           --------       --------
CASH AT END OF PERIOD                                                      $ 29,640       $  2,216


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2001 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


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

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles", which requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The change from amortization to impairment regarding goodwill will provide investors with greater transparency on the economic impact of goodwill on the financial position and results of operations. SFAS No. 142 is effective upon adoption, which was January 1, 2002 for the Company.

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

First Franklin's mission is to maximize the value of the Company for shareholders by adhering to the following values:

     1.  Exceed customers' expectations regarding service and products.
     2.  Achieve success through our employees' efforts.
     3. Shareholder satisfaction will enable us to continue serving our customers.
     4.  Support the communities we serve.
     5.  Combine business success with integrity.

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

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.

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

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989, by the Company and DataTech Services Inc., to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc., a computer service bureau which offers the DirectTeller system to the savings and loans it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients. At the present time, DirectTeller is developing a new product that will compliment the current system.

FIP lll is a limited partnership that invests in equity securities of publicly-traded financial institutions. The Company has invested $1.50 million in the partnership. At December 31, 2001, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $1.89 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

In January 2002, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next two years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives will be accomplished through commercial real estate loan growth, the use of technology to improve efficiency and/or customer service and maintaining interest rate risk at or above levels required by OTS.

During March 2001, Franklin opened a full service branch at 7944 Beechmont Avenue, Cincinnati, Ohio. In May 2001, Franklin acquired the property in the rear of its branch located at 11186 Reading Road, Cincinnati, Ohio so that it could construct at drive-thru facility with an ATM at that location. The majority of these improvements are now complete. Franklin currently has an agreement to sell its branch office located at 5115 Glenway Avenue, Cincinnati. A profit of approximately $300,000 will be realized on the sale of this property. This office will be moved approximately one mile to a property that Franklin will lease. The new property has higher visibility and will allow Franklin to construct a full service branch with a drive-thru and an ATM, which is not possible at the current location.

Since the results of operations of Madison, DirectTeller and FIP lll have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $2.43 million (0.9%) from $279.70 million at December 31, 2001 to $282.13 million at March 31, 2002, compared to a $275,000 (0.1%) decrease for the same period in 2001. During 2002, mortgage-backed securities decreased $1.67 million, cash and investments increased $9.25 million, loans receivable decreased $5.68 million, borrowings decreased $2.28 million and deposits increased $5.14 million.

Loan disbursements were $18.08 million during the current quarter compared to $12.43 million during the three months ended March 31, 2001. Mortgage and student loans sales of $6.25 million occurred during the current three-month period. At March 31, 2002, commitments to originate mortgage loans were $2.57 million. At the same date, $4.38 million of undisbursed loan funds were being held on various construction loans, and undisbursed lines of credit on consumer and commercial loans were $6.83 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets increased $9.25 million during the three months ended March 31, 2002 to $54.62 million. This increase reflects loan and mortgage-backed securities repayments of $20.07 million, loan sale of $6.25 million and an increase in deposits of $5.14 million, less decreases in borrowings of $2.28 million and loan disbursements of $18.08 million. At March 31, 2002, liquid assets were 19.36% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2002. No securities are classified as trading.


                                      Amortized    Unrealized    Unrealized     Market
                                       Cost          Gains        Losses        Value
                                    -------------------------------------------------------
                                                   (Dollars in thousands)
Available-for-sale
     Investment securities           $25,477      $157            $657      $24,977
     Mortgage-backed securities       13,192       187               0       13,379
Held-to-maturity
     Mortgage-backed securities        6,468       195               0        6,663


At March 31, 2002, deposits were $214.08 million compared to $208.94 million at December 31, 2001. This is an increase of $5.14 million during the current three-month period. During the three months ended March 31, 2002, core deposits (transaction and passbook savings accounts) increased $4.67 million. During the same period, short-term certificates (two years or less) decreased $1.56 million and certificates with original terms greater than two years increased $2.03 million. The decline in short-term certificates and the increase in long-term certificates reflect management's desire to lengthen the maturity of its deposits. Interest of $2.04 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits increased $3.10 million during the three-month period ended March 31, 2002.

 At March 31, 2002 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $44.21 million at an average cost of 6.26%. During the next twelve months, required principal reduction on amortizing advances will be $10.31 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and Federal Home Loan Bank advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist of mortgage loans, mortgage-backed securities, consumer loans, corporate debt securities and U.S. Treasury and agency securities. While having liabilities that mature or reprice more rapidly than assets may be beneficial in times of declining interest rates, such an asset/liability structure may have the opposite effect during periods of rising interest rates. Conversely, having assets that reprice or mature more rapidly than liabilities may adversely affect net interest income during periods of declining interest rates.

In the low interest rate environment that prevailed throughout much of the 1990's, Franklin, like many financial institutions, was not able to attract a significant amount of long-term deposits as customers opted to pursue short-term investments so they would be poised to take advantage of rates when they did rise. As a result, Franklin experienced a shortening of the maturities of its liabilities. The low rates had the opposite effect on Franklin's assets, as consumers took advantage of the low rates to lock-in long-term mortgages. Although Franklin sold some of its fixed-rate mortgages during this period, timing considerations and other market conditions were not always conducive to a sale. Consequently, Franklin emerged from the 1990's with a significant mismatch between the repricing terms of its assets and liabilities. In May 2000, Franklin submitted an Interest Rate Risk Compliance Plan to the OTS containing many of the initiatives discussed below. If provisions of this plan are not complied with, the OTS can take actions which could limit Franklin's activities, growth or earnings. The major objective of the plan was to improve Franklin's Interest Rate Risk rating to "moderate risk" or better by December 31,2001. At the present time Franklin remains under the provisions of the plan, even though, as of March 31, 2001 it had achieved a "moderate risk" rating and has maintained it since then.

In response to the OTS' concerns about its interest rate risk position, during the fourth quarter of 1999, Franklin implemented several initiatives to improve its interest rate sensitivity. One initiative was to increase its capital position, which Franklin addressed by suspending the payment of dividends to the Company. The Company believes that alternative sources of funds are available for payment of dividends during 2002, if the OTS does not allow Franklin to reinstate the payment of dividends to the Company. A prolonged restriction on the payment of dividends from Franklin could adversely affect the amount of funds available to the Company in future years. Another initative was to lenghten the maturities of its liabilities, which Franklin has undertaken by emphasizing thirty-nine month and five year certificates of deposit by pricing those products more attractively, and to shorten the maturities of its assets, which Franklin has addressed by limiting the origination of fixed-rate mortgages for retention in the portfolio and emphasizing the origination of one and three-year adjustable-rate mortgages and commercial and multi-family real estate loans which generally have shorter maturities with balloon payments due in five years or less. More emphasis has also been placed on the origination of home equity lines of credit and adjustable-rate second mortgages.

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 60% adjustable, 30% fixed and 10% balloons at March 31, 2002. During the same time frame, core deposits have increased to 29% of total deposits from 24% at December 31, 1999 and certificates with original maturities of three years or more have increased to 40% of total deposits from 24% at December 31, 1999. Because adjustable-rate mortgage loans (ARMs) are normally originated at rates lower than fixed-rate loans and longer term certificates normally have higher rates than shorter term certificates, these initatives have had a negative impact on net interest income.

At March 31, 2002, $2.73 million of assets were classified substandard, $182,000 classified loss and $3.79 million classified as special mention compared to $1.47 million as substandard, $189,000 as loss and $4.96 million as special mention at December 31, 2001. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.65 million at March 31, 2002 and $954,000 at December 31, 2001. The increase in classified assets and delinquent loans is the result of the weakening economy experienced during the past year. Management believes that these trends will be reversed as the economy improves. At March 31, 2002, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2002.


                                                    (Dollars in thousands)
                 Balance at beginning of period            $1,107
                 Charge offs                                    9
                 Additions charged to operations               19
                 Recoveries                                     0
                                                           ------
                 Balance at end of period                  $1,117



The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 2002, net worth was $22.12 million, which is 7.84% of assets. At the same date, book value per share was $13.62 compared to $13.75 at December 31, 2001.

The following table summarizes, as of March 31, 2002, the regulatory capital position of our subsidiary, Franklin Savings.

Capital Standard     Actual       Required       Excess       Actual       Required      Excess
                 (Dollars in thousands)

Core                 $20,508       $11,224        $9,284       7.31%          4.00%       3.31%
Risk-based            21,443        13,897         7,546      12.34%          8.00%       4.34%



COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was ($90,000) and $831,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

Net income was $177,000 ($0.11 per basic share) for the current quarter compared to $402,000 ($0.25 per basic share) for the quarter ended March 31, 2001. The decrease in net income during the current three month period, when compared to the same period in 2001, reflects a $47,000 decrease in profit on the sale of loans, a $176,000 decline in net interest income and an increase in noninterest expense of $107,000.

Net interest income, before provisions for loan losses, was $1.32 million for the current quarter compared to $1.50 million for the first quarter of 2001. The most significant impact on net interest income between periods relates to the changes implemented by Franklin to reduce its interest rate risk. As discussed previously, Franklin has placed emphasis on originating adjustable-rate residential mortgages, short-term commercial mortgages, consumer loans and longer-term liabilities. Adjustable-rate loans generally have yields lower than fixed-rate loans and longer-term liabilities generally have higher costs than short-term liabilities.

The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                 For the three month periods ended March 31,
                                                                   2002  vs   2001
                                                                                             Total
                                                 Increase (decrease) due to                 increase
                                                  Volume               Rate                (decrease)
Interest income attributable to:                                   (Dollars in thousands)
  Loans receivable (1)                                ($120)           ($203)                   ($323)
  Mortgage-backed securities                           (300)             (80)                    (380)
  Investments                                           166              (52)                     114
  FHLB stock                                              5              (26)                     (21)
                                                   --------         --------                 --------
  Total interest-earning assets                       ($249)           ($361)                   ($610)

Interest expense attributable to:
  Demand deposits                                       $37             ($10)                     $27
  Savings accounts                                       38              (49)                     (11)
  Certificates                                          193             (282)                     (89)
  FHLB advances                                        (357)              (4)                    (361)
                                                   --------         --------                 --------
  Total interest-bearing liabilities                   ($89)           ($345)                   ($434)

Decrease in net interest income                       ($160)            ($16)                   ($176)

                        (1) Includes non-accruing loans.




As the tables below illustrate, average interest-earning assets decreased $2.74 million to $266.66 million during the three months ended March 31, 2002, from $269.40 million for the three months ended March 31, 2001. Average interest-bearing liabilities increased $61,000 from $255.59 million for the three months ended March 31, 2001, to $255.65 million for the current three-month period. Thus, average net interest-earning assets decreased $2.80 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.79% for the three months ended March 31, 2002, compared to 1.95% for the same period in 2001. The decrease in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 7.39% for the three months ended March 31, 2001, to 6.55% for the same three-month period in 2002. The majority of the decrease in the yield on interest-earning assets is the result of a decrease in the yield on investments from 6.34% to 3.97% and a decrease in the yield on loans from 7.61% to 7.21%. The decrease in the yield on investments is due to a substantial increase in the amount of overnight funds, which will be used during the remainder of the year to fund loan demand and required amortization on borrowings. During the same timeframe, the cost of interest-bearing liabilities declined from 5.44% for the quarter ended March 31, 2001 to 4.76% for the current quarter.

                                                For the Three Months ended March 31, 2002
                                                           Average
                                                         outstanding        Yield/cost
                                                    (Dollars in thousands)
  Average interest-earning assets
     Loans                                                  $199,795           7.21%
     Mortgage-backed securities                               20,414           5.92%
     Investments                                              42,642           3.97%
     FHLB stock                                                3,810           4.41%
                                                            --------       --------
       Total                                                $266,661           6.55%

  Average interest-bearing liabilities
     Demand deposits                                        $ 34,239           1.73%
     Savings accounts                                         24,425           2.21%
     Certificates                                            152,012           5.39%
     FHLB advances                                            44,974           6.34%
                                                            --------       --------
       Total                                                $255,650           4.76%

Net interest-earning assets/interest rate spread            $ 11,011           1.79%

                                                For the Three Months ended March 31, 2001
                                                           Average
                                                         outstanding        Yield/cost
                                                    (Dollars in thousands)
  Average interest-earning assets
     Loans                                                  $206,244           7.61%
     Mortgage-backed securities                               40,094           6.80%
     Investments                                              19,489           6.34%
     FHLB stock                                                3,572           7.05%
                                                            --------       --------
       Total                                                $269,399           7.39%

  Average interest-bearing liabilities
     Demand deposits                                        $ 25,282           1.91%
     Savings accounts                                         21,163           2.76%
     Certificates                                            141,622           6.04%
     FHLB advances                                            67,522           6.36%
                                                            --------       --------
       Total                                                $255,589           5.44%

Net interest-earning assets/interest rate spread            $ 13,810           1.95%



Noninterest income for the quarter ended March 31, 2002 was $254,000 compared to $313,000 for the same quarter in 2001. The majority of the decrease in noninterest income when comparing the three-month periods is the result of a decrease in profits on the sale of loans of $47,000.

Noninterest expenses were $1.30 million for the current quarter compared to $1.19 million for the quarter ended March 31, 2001. As a percentage of average assets, this is 1.86% for the current three-month period compared to 1.71% for the first three months of 2001. The increase in noninterest expense is partially due to a $34,000 increase in advertising and a $40,000 increase in compensation and employee benefits.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         a. Press Release dated March 26, 2002
         b. Press Release dated April 12, 2002

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No current reports on Form 8-K were filed during the quarter ended March 31, 2002.

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


March 26, 2002
Cincinnati, Ohio


FIRST FRANKLIN CORPORATION DECLARES QUARTERLY DIVIDEND


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the first quarter of 2002. This is the fifty-seventh consecutive dividend paid by the company. The quarterly dividend will be payable April 15, 2002 to shareholders of record as of April 5, 2002. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be April 2, 2002. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


April 12, 2002
Cincinnati, Ohio


FIRST FRANKLIN CORPORATION ANNOUNCES EARNINGS


First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced earnings of $177,000 ($0.11 per share) for the first quarter of 2002 compared to earnings of $402,000 ($0.25 per share) for the first quarter of 2001.

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


Date:  May 10, 2002