Form 10QSB
period 2002-06-30
FIRST FRANKLIN CORP
filed 2002-08-13
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the Quarterly Period Ended June 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Transition Period from __________________ to ___________________

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                    31-1221029
            --------                                    ----------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification Number)

                 4750 ASHWOOD DRIVE    CINCINNATI, OHIO  45241
                 ---------------------------------------------
                    (Address of Principal Executive Offices)

                Issuer's Telephone Number        (513) 469-5352

       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2002 there were issued and outstanding 1,625,171 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I Financial Information

Item 1.  Consolidated Balance Sheets -
         June 30, 2002 and December 31, 2001                                 3

         Consolidated Statements of Operations and Retained
         Earnings - Three and Six-month Periods ended June 30, 2002
         and 2001                                                            4

         Consolidated Statements of Cash Flows - Six-month
         Periods ended June 30, 2002 and 2001                                5

         Notes to Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7


Part II. Other Information                                                  16

         Press Release dated June 25, 2002                                  17
         Press Release dated July 18, 2002                                  18


Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            June 30,2002                   Dec 31,2001
                                                            ------------                   -----------
                                                            (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of  $12,115 and $16,140,
   respectively                                                  $16,896                       $21,042
Investment securities
  Available-for-sale, at market value
     (amortized cost of $37,220 and
     $24,514, respectively)                                       37,287                        24,328
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $12,673 and
     $13,818, respectively)                                       12,885                        14,097
  Held-to-maturity, at amortized cost
    (market value of $6,002 and
    $7,618, respectively)                                          5,731                         7,423
Loans receivable, net                                            194,519                       202,555
Real estate owned, net                                                 0                            89
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                                  3,883                         3,796
Accrued interest receivable                                        1,517                         1,450
Property and equipment, net                                        2,924                         2,406
Other assets                                                       2,769                         2,510
                                                       ------------------            ------------------
                                                                $278,411                      $279,696

     LIABILITIES
Deposits                                                        $213,776                      $208,938
Borrowings                                                        41,677                        46,488
Advances by borrowers for taxes
  and insurance                                                      477                         1,309
Other liabilities                                                    329                           757
                                                       ------------------            ------------------
     Total liabilities                                           256,259                       257,492
                                                       ------------------            ------------------
     STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued.                                                     13                            13
Additional paid in capital                                         6,189                         6,189
Treasury stock, at cost- 385,696
   and 396,994 shares, respectively                               (3,753)                       (3,888)
Retained earnings, substantially restricted                       19,518                        19,829
Accumulated other comprehensive income:
   Unrealized gain on available-for-sale
   securities, net of taxes of $94 and $31,
   respectively                                                      185                            61
     Total stockholders' equity                                   22,152                        22,204
                                                       ------------------            ------------------
                                                                $278,411                      $279,696

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                             For the Three Months Ended  For the Six Months Ended
                                            June 30,2002   June 30,2001    June 30,2002  June 30,2001
                                            ------------   ------------    ------------  ------------
                                                      (Unaudited)                  (Unaudited)
Interest income:
  Loans receivable                              $3,453         $3,786         $7,052         $7,708
  Mortgage-backed securities                       289            550            591          1,232
  Investment securities                            557            439          1,022            811
                                              --------      ---------       --------       --------
                                                 4,299          4,775          8,665          9,751
Interest expense:
  Deposits                                       2,290          2,506          4,621          4,910
  Borrowings                                       676            883          1,389          1,957
                                              --------      ---------       --------       --------
                                                 2,966          3,389          6,010          6,867
                                              --------      ---------       --------       --------
     Net interest income                         1,333          1,386          2,655          2,884

Provision for loan losses                           29             10             48             28
                                              --------      ---------       --------       --------
     Net interest income after
       provision for loan losses                 1,304          1,376          2,607          2,856
                                              --------      ---------       --------       --------
Noninterest income:
  Gain on loans sold                                49             43            137            178
  Gain on sale of investments                       86             35             86             35
  Service fees on NOW accounts                      83             75            158            145
  Other income                                      83            139            174            247
                                              --------      ---------       --------       --------
                                                   301            292            555            605
Noninterest expense:
  Salaries and employee benefits                   583            556          1,162          1,095
  Occupancy expense                                178            169            338            329
  Advertising                                       50             92            128            136
  Federal deposit insurance premiums                25             23             49             46
  Service bureau expense                            85             77            167            146
  Impairment of investment                         710              0            710              0
  Other expenses                                   361            339            738            697
                                              --------      ---------       --------       --------
                                                 1,992          1,256          3,292          2,449

Income (loss) before federal income taxes         (387)           412           (130)         1,012

Provision (credit) for federal income taxes       (142)           131            (62)           329
                                              --------      ---------       --------       --------
  Net income (loss)                              ($245)          $281           ($68)          $683

RETAINED EARNINGS-BEGINNING OF PERIOD          $19,884        $19,448        $19,829        $19,166
  Net income (loss)                               (245)           281            (68)           683
  Less: dividends declared                        (121)          (121)          (243)          (241)
                                              --------      ---------       --------       --------
RETAINED EARNINGS-END OF PERIOD                $19,518        $19,608        $19,518        $19,608

EARNINGS (LOSS) PER COMMON SHARE
        Basic                                   ($0.15)         $0.17         ($0.04)         $0.42
        Diluted                                 ($0.15)         $0.17         ($0.04)         $0.42

DIVIDENDS DECLARED PER  COMMON SHARE            $0.075         $0.075         $0.150         $0.150


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     For The Six  Months Ended
                                                                             June 30,2002              June 30,2001
                                                                             ------------              ------------
                                                                                            (Unaudited)
Cash provided (used) by operating activities:

Net income (loss)                                                                  ($68)                    $683

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                       48                       28
     Impairment of investment                                                       468                        0
     Depreciation and amortization                                                  164                      130
     FHLB stock dividend                                                            (88)                    (128)
     Increase in accrued interest receivable                                        (67)                     (12)
     Increase in other assets                                                      (260)                    (368)
     Decrease in other liabilities                                                 (426)                    (103)
     Other, net                                                                     279                      (94)
     Loans sold                                                                   8,058                   11,113
     Disbursements on loans originated for sale                                  (8,058)                  (3,785)
                                                                            ------------             ------------
Net cash provided by operating activities                                            50                    7,464
                                                                            ------------             ------------

Cash provided (used)  by investing activities:
  Loan principal reductions                                                      36,753                   25,397
  Disbursements on mortgage and other
     loans purchased or originated for investment                               (29,976)                 (28,706)
  Repayments on mortgage-backed securities                                        4,411                    8,776
  Purchase of available-for-sale mortgage-backed securities                      (5,007)
  Sale of available-for-sale mortgage-backed securities                           3,427                    7,480
  Purchase of available-for-sale investment securities                          (13,458)                  (4,759)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                                             5                   10,500
  Sale of student loans                                                           1,173
  Purchase of FHLB stock                                                              0                     (200)
  Capital expenditures                                                             (611)                    (516)
                                                                            ------------             ------------
Net cash provided (used) by investing activities                                 (3,283)                  17,972
                                                                            ------------             ------------

Cash provided (used) by financing activities:
  Net increase in deposits                                                        4,838                   11,949
  Borrowed money                                                                 (4,811)                 (16,748)
  Decrease in advances by borrowers
     for taxes and insurance                                                       (832)                    (825)
  Proceeds from sale of common stock                                                135                        0
  Payment of dividends                                                             (243)                    (241)
                                                                            ------------             ------------
Net cash used by financing activities                                              (913)                  (5,865)
                                                                            ------------             ------------

Net increase (decrease) in cash                                                 ($4,146)                 $19,571
Cash at beginning of period                                                      21,042                    3,688
                                                                            ------------             ------------
CASH AT END OF PERIOD                                                           $16,896                  $23,259


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2001 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles", which requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The change from amortization to impairment regarding goodwill will provide investors with greater transparency on the economic impact of goodwill on the financial position and results of operations. SFAS No. 142 is effective upon adoption, which was January 1, 2002 for the Company. SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin Corporation ("First Franklin" or the "Company") is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987 by authorization of the Board of Directors of the Franklin Savings and Loan Company ("Franklin"). The Company acquired all of the common stock of Franklin issued in connection with its conversion from the mutual to stock form of ownership, which was completed on January 25, 1988.

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

FIP III is a limited partnership that invests in equity securities of publicly-traded financial institutions. First Franklin has invested $500,000 and Franklin has invested $1.0 million in the partnership. At March 31, 2002, the Company and Franklin's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $1.94 million. There is not a readily determinable market for ownership interest in this partnership.

In January 2002, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next two years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives will be accomplished through commercial real estate loan growth, the use of technology to improve efficiency and/or customer service and maintaining interest rate risk at or above levels required by the OTS.

During March 2001, Franklin opened a full service branch at 7944 Beechmont Avenue, Cincinnati, Ohio. In May 2001, Franklin acquired the property in the rear of its branch located at 11186 Reading Road, Cincinnati, Ohio so that it could construct a drive-thru facility with an ATM at that location. These improvements were completed during the second quarter of 2002. Franklin currently has an agreement to sell its branch office located at 5115 Glenway Avenue, Cincinnati. A profit of approximately $300,000 will be realized on the sale of this property. This office will be moved approximately one mile to a property that Franklin will lease. The new property has higher visibility and will allow Franklin to construct a full service branch with a drive-thru and an ATM, which is not possible at the current location. It is anticipated that this new office will be completed during the fourth quarter of 2002.

Since the results of operations of Madison, DirectTeller and FIP III have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $1.29 million (0.5%) from $279.70 million at December 31, 2001 to $278.41 million at June 30, 2002, compared to a $4.90 million (1.8%) decrease for the same period in 2001. During 2002, mortgage-backed securities decreased $2.90 million, cash and investments increased $8.81 million, loans receivable decreased $8.04 million, deposits increased $4.84 million and borrowings decreased $4.81 million.

Loan disbursements were $38.03 million during the current six-month period compared to $32.49 million during the six months ended June 30, 2001. Disbursements during the second quarter of 2002 were $19.95 million compared to $20.06 million during the same quarter in 2001. Mortgage loan sales were $8.06 million during the current six-month period compared to $11.11 million during the six months ended June 30, 2001. At June 30, 2002, commitments to originate mortgage loans were $3.88 million. At the same date, $2.61 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $8.11 million. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets increased $8.81 million during the six months ended June 30, 2002, to $54.18 million. This increase reflects loan and mortgage-backed securities repayments of $41.16 million, net deposits of $4.84 million, mortgage loan sales of $8.06 million and sales of mortgage-backed securities of $3.43 million less loan disbursements of $38.03 million, purchases of mortgage-backed securities of $5.01 million and a reduction in borrowings of $4.81 million. Short-term liquid assets have been allowed to increase so that future loan demand can be funded without using borrowings. At June 30, 2002, liquid assets were 19.46% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2002. No securities are classified as trading.


                                Amortized    Unrealized   Unrealized     Market
                                  Cost          Gains       Losses       Value
                                ------------------------------------------------
                                                (in thousands)
 Available-for-sale
      Investment securities         $37,220      $572        $505      $37,287
      Mortgage-backed securities     12,673       212           0       12,885
 Held-to-maturity
      Mortgage-backed securities      5,731       271           0        6,002


In August 2001 Franklin Savings purchased a Worldcom bond which matures August 15, 2006. The bond was originally issued in 1996 by MCI. At the time of purchase it was rated in one of the four highest investment grades by both Moody's and Standard & Poor's. Based on current events, the Company believes that the bond will be deemed "other than temporarily impaired" under Statement of Financial Accounting Standards No. 115, so it recorded an impairment charge during the second quarter of 2002. If necessary, any additional impairment charges may be recognized in the future. The impairment charge reduced the carrying value of the bond to its June 30,2002 market value of $340,000.

At June 30, 2002, deposits were $213.78 million compared to $208.94 million at December 31, 2001. This is a decrease of $300,000 during the current quarter and an increase of $4.84 million during the six months ended June 30, 2002. During the six months ended June 30, 2002, core deposits (transaction and passbook savings accounts) increased $9.99 million. During the same period, short-term certificates (two years or less) decreased $9.33 million and certificates with original terms greater than two years increased $4.18 million. The increase in long-term certificates reflects management's efforts to improve its interest rate risk by lengthening the maturity of its deposits. Interest of $1.98 million during the current quarter and $4.02 million during the current six-month period was credited to accounts. After eliminating the effect of interest credited, deposits decreased $2.28 million during the current quarter and increased $800,000 during the six months ended June 30, 2002.

At June 30, 2002 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $41.68 million at an average cost of 6.23%. During the next twelve months, required principal reduction on amortizing advances will be $11.35 million.

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

In the low interest rate environment that prevailed throughout much of the 1990's, Franklin, like many financial institutions, was not able to attract a significant amount of long-term deposits as customers opted to pursue short-term investments so they would be poised to take advantage of rates when they did rise. As a result, Franklin experienced a shortening of the maturities of its liabilities. The low rates had the opposite effect on Franklin's assets, as consumers took advantage of the low rates to lock-in long-term mortgages. Although Franklin sold some of its fixed-rate mortgages during this period, timing considerations and other market conditions were not always conducive to a sale. Consequently, Franklin emerged from the 1990's with a significant mismatch between the repricing terms of its assets and liabilities. In May 2000, Franklin submitted an Interest Rate Risk Compliance Plan to the OTS containing many of the initiatives discussed below. If provisions of this plan are not complied with, the OTS can take actions which could limit Franklin's activities, growth or earnings. The major objective of the plan was to improve Franklin's Interest Rate Risk rating to "moderate risk" or better by December 31,2001. At the present time Franklin remains under the provisions of the plan, even though, as of March 31, 2001 it had achieved a "moderate risk" rating and has maintained it since then. In March 2002 Franklin submitted a three-year business plan to the OTS for its review and approval. The OTS has recently approved that business plan and is in the process of evaluating terminating the Interest Rate Risk Compliance Plan.

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

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 62% adjustable, 28% fixed and 10% balloons at June 30, 2002. During the same time frame, core deposits have increased to 32% of total deposits from 24% at December 31, 1999 and certificates with original maturities of three years or more have increased to 41% of total deposits from 24% at December 31, 1999. Because adjustable-rate mortgage loans (ARMs) are normally originated at rates lower than fixed-rate loans and longer term certificates normally have higher rates than shorter term certificates, these initiatives have had a negative impact on net interest income.

At June 30, 2002, $2.61 million of assets were classified substandard, $205,000 classified loss and $6.44 million classified as special mention compared to $1.47 million as substandard, $189,000 as loss and $4.96 million as special mention at December 31, 2001. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.23 million at June 30, 2002 and $954,000 at December 31, 2001. The increase in classified assets and delinquent loans is the result of the weakening economy experienced during the past year. Management believes that these trends will be reversed as the economy improves. At June 30, 2002, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2002.


                                               (Dollars in thousands)
          Balance at beginning of period                 $1,107
          Charge offs                                         9
          Additions charged to operations                    48
          Recoveries                                          0
                                                      ---------
          Balance at end of period                       $1,146


The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At June 30, 2002, net worth was $22.15 million, which is 7.96% of assets. At the same date, book value per share was $13.63 compared to $13.75 at December 31, 2001.

The following table summarizes, as of June 30, 2002, the regulatory capital position of Franklin.


Capital Standard     Actual       Required    Excess   Actual  Required   Excess
                    --------      --------    -------  ------  --------   ------
                           (Dollars in thousands)
Core                $20,285       $11,086    $9,199    7.33%     4.00%    3.33%
Risk-based           21,227        13,898     7,329   12.22%     8.00%    4.22%


COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2002 and 2001 was a loss of $1,000 and income of $1,040,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

The Company had a net loss of $245,000 ($0.15 per basic share) for the current quarter and $68,000 ($0.04 per basic share) for the six months ended June 30, 2002 after recognizing an impairment charge on the Worldcom bond of $468,000 ($0.29 per share) after taxes. Earnings before the impairment charge were $223,000 ($0.14 per share) for the second quarter of 2002 and $400,000 ($0.25 per share) for the six months ended June 30, 2002. This compares to earnings of $281,000 ($0.17 per basic share) for the second quarter of 2001 and $683,000 ($0.42 per basic share) for the first six months of 2001. The decline in net income during the current six-month period reflects the impairment charge on the Worldcom bond plus a $229,000 decrease in net interest income, a $10,000 increase in profits on the sale of loans and investments and a $134,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.33 million for the current quarter and $2.66 million for the first six months of 2002 compared to $1.39 and $2.88 million, respectively, for the same periods in 2001. The most significant impact on net interest income between periods relates to the changes implemented by Franklin to reduce its interest rate risk. As discussed previously, Franklin has placed emphasis on originating adjustable-rate residential mortgages, short-term commercial mortgages, consumer loans and longer-term liabilities. The growth in loans during the past year has been funded by the growth in long-term certificates and FHLB advances and a reduction in mortgage-backed securities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                           For the Six Month periods ended June 30,
                                                                          2002  vs   2001

                                                                                                         Total
                                                         Increase (decrease) due to                     increase
                                                       Volume                   Rate                   (decrease)
                                                       ------                   ----                   ----------
Interest income attributable to:                                    (Dollars in thousands)
  Loans receivable (1)                                 ($239)                  ($417)                    ($656)
  Mortgage-backed securities                            (478)                   (163)                     (641)
  Investments                                            367                    (116)                      251
  FHLB stock                                               9                     (49)                      (40)
                                                -------------            ------------             -------------
  Total interest-earning assets                        ($341)                  ($745)                  ($1,086)

Interest expense attributable to:
  Demand deposits                                        $86                    ($20)                      $66
  Savings accounts                                       127                    (145)                      (18)
  Certificates                                           177                    (514)                     (337)
  FHLB advances                                         (541)                    (27)                     (568)
                                                -------------            ------------             -------------
  Total interest-bearing liabilities                   ($151)                  ($706)                    ($857)

Increase (decrease) in net
  interest income                                      ($190)                   ($39)                    ($229)

                        (1) Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $210,000 to $267.25 million during the six months ended June 30, 2002, from $267.04 million for the six months ended June 30, 2001. Average interest-bearing liabilities increased $2.33 million from $252.96 million for the six months ended June 30, 2001, to $255.29 million for the current six-month period. Thus, average net interest-earning assets decreased $2.12 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.77% for the six months ended June 30, 2002, compared to 1.87% for the same period in 2001. The decrease in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 7.30% for the six months ended June 30, 2001, to 6.48% for the same six-month period in 2002. The majority of the decrease in the yield on interest-earning assets is the result of a decrease in the yield on investments from 5.98% to 4.13% and a decrease in the yield on loans from 7.55% to 7.13%. The decrease in the yield on investments and loans is the result of the general decline in interest rates. During the same timeframe, the cost of interest-bearing liabilities declined from 5.43% for the six months ended June 30, 2001 to 4.71% for the current quarter.

                                                                                  For the Six Months ended June 30, 2002
                                                                                       Average
                                                                                     outstanding               Yield/cost
                                                                                     -----------               ----------
                                                                                (Dollars in thousands)
    Average interest-earning assets
       Loans                                                                           $197,706                   7.13%
       Mortgage-backed securities                                                        45,190                   5.76%
       Investments                                                                       20,521                   4.13%
       FHLB stock                                                                         3,832                   4.59%
                                                                                       --------                   ----
         Total                                                                         $267,249                   6.48%

    Average interest-bearing liabilities
       Demand deposits                                                                  $36,432                   1.76%
       Savings accounts                                                                  25,510                   2.25%
       Certificates                                                                     149,628                   5.37%
       FHLB advances                                                                     43,717                   6.35%
                                                                                       --------                   ----
         Total                                                                         $255,287                   4.71%

  Net interest-earning assets/interest rate spread                                      $11,962                   1.77%


                                                                                  For the Six Months ended June 30,2001
                                                                                       Average
                                                                                     outstanding               Yield/cost
                                                                                     -----------               ----------
                                                                                (Dollars in thousands)
    Average interest-earning assets
       Loans                                                                           $204,165                   7.55%
       Mortgage-backed securities                                                        36,418                   6.77%
       Investments                                                                       22,854                   5.98%
       FHLB stock                                                                         3,604                   7.10%
                                                                                       --------                   ----
         Total                                                                         $267,041                   7.30%

    Average interest-bearing liabilities
       Demand deposits                                                                  $26,373                   1.93%
       Savings accounts                                                                  21,740                   2.81%
       Certificates                                                                     144,101                   6.04%
       FHLB advances                                                                     60,744                   6.44%
                                                                                       --------                   ----
         Total                                                                         $252,958                   5.43%

  Net interest-earning assets/interest rate spread                                      $14,083                   1.87%


Noninterest income was $301,000 for the quarter and $555,000 for the six months ended June 30, 2002 compared to $292,000 for the same quarter in 2001 and $605,000 for the six months ended June 30, 2001. The decrease in noninterest income when comparing the six-month periods is the result of a decrease in loan fees of $70,000, a $41,000 decrease in profits on the sale of loans, a $51,000 increase in profits on the sale of investments and a $13,000 increase in checking account fees.

Noninterest expenses were $1.99 million for the current quarter and $3.29 million for the current six-month period compared to $1.26 million for the same quarter in 2001 and $2.45 million for the six months ended June 30, 2001. As a percentage of average assets, this is 2.36% (1.85% excluding the Worldcom impairment charge) for the six months ended June 30, 2002 compared to 1.77% for the first six months of 2001. The increase during the current six-month period reflects the $710,000 impairment charge on the Worldcom bond, a $67,000 increase in compensation and employee benefits, an increase in regulatory assessments of $14,000 and an increase in service bureau expense of $21,000.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on April 22, 2002, the following items were voted on by the shareholders:

                                                                                                    Voting
                                                                                                   Negative
                                                                                                      or
                                                                               Affirmative         Withheld        Abstentions
         Reelection of the following director:
                  John L. Nolting                                               1,355,854           94,000

         Approval of the 2002 Stock Option and Incentive
         Plan                                                                   1,031,776          150,762           8,962

         Ratification of the selection of Clark, Schaefer,
         Hackett & Co. as independent accountants
         for the current fiscal year.                                           1,421,903            2,693           5,258


Item 5.  OTHER INFORMATION

         A. Press Release dated June 25, 2002
         B. Press Release dated July 18, 2002


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  First Franklin filed a Form 8-K dated July 1, 2002, announcing that Franklin holds $1 million of Worldcom bonds in its investment portfolio

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


June 25, 2002
Cincinnati, Ohio


First Franklin Corporation Declares Quarterly Dividend


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the second quarter of 2002. This is the fifty-eighth consecutive dividend paid by the company. The quarterly dividend will be payable July 15, 2002 to shareholders of record as of July 5, 2002. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be July 2, 2002. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


July 18, 2002
Cincinnati, Ohio

First Franklin Corporation Announces Earnings

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced a net loss of $245,000 ($0.15 per share) for the second quarter of 2002 and a loss of $68,000 ($0.04 per share) for the six months ended June 30, 2002 after its subsidiary, Franklin Savings, recognized an impairment charge of $468,000 after taxes ($0.29 per share) on a $1.0 million Worldcom bond it holds in its investment portfolio. Earnings before the impairment charge were $223,000 ($0.14 per share) for the second quarter of 2002 and $400,000 ($0.25 per share) for the six months ended June 30, 2002. This compares to earnings of $281,000 ($0.17 per share) for the second quarter of 2001 and $683,000 ($0.42 per share) for the six months ended June 30, 2001.

The Worldcom bond was originally issued in 1996 by MCI. At the time of purchase, by Franklin in August 2001, it was rated investment grade by both Moody's and Standard & Poor's. Based on current events, the Company believes that the bond will be deemed "other than temporarily impaired" under Statement of Financial Accounting Standards No. 115, so it recorded the impairment charge during the second quarter of 2002. The impairment charge reduced the carrying value of the bond to its June 30,2002 market value of $340,000.

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


Date:  August 13, 2002