Form 10QSB
period 2002-09-30
FIRST FRANKLIN CORP
filed 2002-11-14
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)
[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2002 there were issued and outstanding 1,635,171 shares of the Registrant's Common Stock.

Transitional Small Business Format (check one)
         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I   Financial Information

Item 1.  Consolidated Balance Sheets -
         September 30, 2002 and December 31, 2001...........................3

         Consolidated Statements of Operations and Retained
         Earnings - Three and Nine-month Periods ended
         September 30, 2002 and 2001........................................4

         Consolidated Statements of Cash Flows - Nine-month
         Periods ended September 30, 2002 and 2001..........................5

         Notes to Consolidated Financial Statements.........................6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................7


Part II. Other Information.................................................15

         Press Release dated September 24, 2002............................16
         Press Release dated October 18, 2002..............................17

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            Sept 30,2002                   Dec 31,2001
                                                            ------------                   -----------
                                                            (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $5,130 and $16,140,
   respectively                                                 $  9,096                      $ 21,042
Investment securities
  Available-for-sale, at market value
     (amortized cost of $40,810 and
     $24,514, respectively)                                       41,515                        24,328
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $19,084 and
     $13,818, respectively)                                       19,233                        14,097
  Held-to-maturity, at amortized cost
    (market value of $5,388 and
    $7,618, respectively)                                          5,099                         7,423
Loans receivable, net                                            194,757                       202,555
Real estate owned, net                                                87                            89
Stock in Federal Home Loan Bank
  of Cincinnati ("FHLB"), at cost                                  3,930                         3,796
Accrued interest receivable                                        1,559                         1,450
Property and equipment, net                                        2,897                         2,406
Other assets                                                       3,169                         2,510
                                                       ------------------            ------------------
                                                                $281,342                      $279,696

     LIABILITIES
Deposits                                                        $217,755                      $208,938
Borrowings                                                        39,692                        46,488
Advances by borrowers for taxes
  and insurance                                                      733                         1,309
Other liabilities                                                    372                           757
                                                       ------------------            ------------------
     Total liabilities                                           258,552                       257,492
                                                       ------------------            ------------------
     STOCKHOLDERS' EQUITY
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued.                                                     13                            13
Additional paid in capital                                         6,189                         6,189
Treasury stock, at cost- 375,696
   and 396,994 shares, respectively                               (3,753)                       (3,888)
Retained earnings, substantially restricted                       19,782                        19,829
Accumulated other comprehensive income:
   Unrealized gain on available-for-sale
   securities, net of taxes of $294 and $31,
   respectively                                                     559                            61
                                                                    ----                           --
     Total stockholders' equity                                   22,790                        22,204
                                                       ------------------            ------------------
                                                                $281,342                      $279,696

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                           For the Three Months Ended      For the Nine Months Ended
                                          Sept  30,2002  Sept  30,2001    Sept  30,2002   Sept  30,2001
                                          -------------  -------------    -------------   -------------
                                                   (Unaudited)                     (Unaudited)
Interest income:
  Loans receivable                           $ 3,453         $ 3,793         $10,505         $11,501
  Mortgage-backed securities                     265             383             856           1,615
  Investment securities                          586             447           1,608           1,258
                                                ----            ----          ------           -----
                                               4,304           4,623          12,969          14,374
Interest expense:
  Deposits                                     2,247           2,524           6,868           7,434
  Borrowings                                     640             815           2,029           2,772
                                                ----            ----          ------           -----
                                               2,887           3,339           8,897          10,206
                                              ------          ------          ------          ------
     Net interest income                       1,417           1,284           4,072           4,168

Provision for loan losses                         28              18              76              46
                                                 ---             ---             ---              --
     Net interest income after
       provision for loan losses               1,389           1,266           3,996           4,122
                                              ------          ------          ------           -----
Noninterest income:
  Gain on loans sold                             193              38             330             216
  Gain on sale of investments                    183               4             269              39
  Service fees on NOW accounts                    89              72             247             217
  Other income                                   131             113             305             360
                                                ----            ----            ----             ---
                                                 596             227           1,151             832
Noninterest expense:
  Salaries and employee benefits                 568             571           1,730           1,666
  Occupancy expense                              189             156             527             485
  Advertising                                     75              64             203             200
  Federal deposit insurance premiums              25              23              74              69
  Service bureau expense                          91              84             258             230
  Impairment of investment                        90               0             800               0
  Other expenses                                 373             327           1,111           1,024
                                                ----            ----          ------           -----
                                               1,411           1,225           4,703           3,674

Income before federal income taxes               574             268             444           1,280

Provision for federal income taxes               187              84             125             413
                                                ----             ---            ----             ---
  Net income                                 $   387         $   184         $   319         $   867

RETAINED EARNINGS-BEGINNING OF PERIOD        $19,518         $19,608         $19,829         $19,166
  Net income                                     387             184             319             867
  Less: dividends declared                      (123)           (121)           (366)           (362)
                                               -----           -----           -----           -----
RETAINED EARNINGS-END OF PERIOD              $19,782         $19,671         $19,782         $19,671

EARNINGS PER COMMON SHARE
        Basic                                $  0.24         $  0.12         $  0.20         $  0.54
        Diluted                              $  0.24         $  0.12         $  0.20         $  0.54

DIVIDENDS DECLARED PER  COMMON SHARE         $ 0.075         $ 0.075         $ 0.225         $ 0.225



The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      For The Nine Months Ended
                                                                                 Sept 30, 2002         Sept 30, 2001
                                                                                 ------------          -------------
                                                                                            (Unaudited)
Cash provided (used) by operating activities:

Net income                                                                          $319                     $867

Adjustments to reconcile net income to net cash provided (used) by operating activities:

     Provision for loan losses                                                        76                       46
     Impairment of investment                                                        800                        0
     Depreciation and amortization                                                   231                      178
     FHLB stock dividend                                                            (134)                    (193)
     Increase in accrued interest receivable                                        (109)                    (207)
     Decrease (increase) in other assets                                            (659)                     133
     Increase (decrease) in other liabilities                                       (385)                      81
     Other, net                                                                     (299)                    (169)
     Loans sold                                                                   19,195                   13,200
     Disbursements on loans originated for sale                                  (19,195)                  (5,654)
                                                                            -------------             ------------
Net cash provided (used) by operating activities                                    (160)                   8,282
                                                                            -------------             ------------

Cash provided (used) by investing activities:
  Loan principal reductions                                                       55,957                   38,354
  Disbursements on mortgage and other
     loans purchased or originated for investment                                (49,420)                 (47,358)
  Repayments on mortgage-backed securities                                         6,664                   11,458
  Purchase of available-for-sale mortgage-backed securities                      (13,043)
  Sale of available-for-sale mortgage-backed securities                            3,427                    7,480
  Purchase of available-for-sale investment securities                           (26,947)                 (13,154)
  Proceeds from the sale/maturity of available-for-sale
    investment securities                                                          9,825                   15,000
  Sale of student loans                                                            1,173
  Purchase of FHLB stock                                                               0                     (200)
  Capital expenditures                                                              (636)                    (555)
                                                                            -------------             ------------
Net cash provided (used) by investing activities                                 (13,000)                  11,025
                                                                            -------------             ------------

Cash provided (used) by financing activities:
  Net increase in deposits                                                         8,817                   15,223
  Borrowed money                                                                  (6,796)                 (19,939)
  Decrease in advances by borrowers
     for taxes and insurance                                                        (576)                    (538)
  Proceeds from sale of common stock                                                 135                        0
  Payment of dividends                                                              (366)                    (362)
                                                                            -------------             ------------
Net cash provided (used) by financing activities                                   1,214                   (5,616)
                                                                            -------------             ------------

Net increase (decrease) in cash                                                 ($11,946)                 $13,691
Cash at beginning of period                                                       21,042                    1,351
                                                                            -------------             ------------
CASH AT END OF PERIOD                                                             $9,096                  $15,042


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2001 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


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

FIP lll is a limited partnership that invests in equity securities of publicly-traded financial institutions. First Franklin has invested $1.5 million in the partnership. At June 30, 2002, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.05 million. There is not a readily determinable market for the ownership interest in this partnership.

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

In May 2001, Franklin acquired the property in the rear of its branch located at 11186 Reading Road, Cincinnati, Ohio so that it could construct a drive-thru facility with an ATM at that location. These improvements were completed during the second quarter of 2002. Franklin currently has an agreement to sell its branch office located at 5115 Glenway Avenue, Cincinnati. A profit of approximately $300,000 will be realized on the sale of this property during the fourth quarter of 2002. This office will be moved approximately one mile to a property that Franklin will lease. The new property has higher visibility and will allow Franklin to construct a full service branch with a drive-thru and an ATM, which is not possible at the current location. It is anticipated that this new office will be completed during the first quarter of 2003.

Since the results of operations of Madison, DirectTeller and FIP lll have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $1.64 million (0.6%) from $279.70 million at December 31, 2001 to $281.34 million at September 30, 2002, compared to a $4.15 million (1.5%) decrease for the same period in 2001. During 2002, mortgage-backed securities increased $2.81 million, cash and investments increased $5.24 million, loans receivable decreased $7.80 million, deposits increased $8.82 million and borrowings decreased $6.80 million.

Loan disbursements were $68.62 million during the current nine-month period compared to $53.01 million during the nine months ended September 30, 2001. Disbursements during the third quarter of 2002 were $30.58 million compared to $20.52 million during the same quarter in 2001. Mortgage loan sales were $19.20 million during the current nine-month period compared to $13.20 million during the nine months ended September 30, 2001. The increase in loan originations and sales during the current year is the result of the current low rate environment, which has caused consumers to refinance their existing mortgage loans (adjustable and fixed-rate) into fixed-rate loans, which Franklin sells in the secondary market. At September 30, 2002, commitments to originate mortgage loans were $2.08 million. At the same date, $3.14 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $8.64 million. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets, consisting of cash and available-for-sale investment and mortgage-backed securities, increased $10.38 million during the nine months ended September 30, 2002, to $69.84 million. This increase reflects loan repayments of $55.96 million, a net increase in deposits of $8.82 million and mortgage loan sales of $19.20 million less loan disbursements of $68.62 million and a reduction in borrowings of $6.82 million. At September 30, 2002, liquid assets were 24.83% of total assets

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2002. No securities are classified as trading.

                                                   Amortized    Unrealized    Unrealized     Market
                                                     Cost          Gains        Losses        Value
                                                 ----------------------------------------------------
                                                                        (in thousands)
 Available-for-sale
      Investment securities                          $40,810        $914       $   209      $41,515
      Mortgage-backed securities                      19,084         167        19,183       19,233
 Held-to-maturity
      Mortgage-backed securities                       5,099         289        18,007        5,388

In August 2001 Franklin Savings purchased a Worldcom corporate bond, which matures August 15, 2006.The bond was originally issued in 1996 by MCI. At the time of purchase, it was rated in one of the four highest investment grades by both Moody's and Standard & Poor's. Based on current events, the Company believes that the bond should be deemed "other than temporarily impaired" under Statement of Financial Accounting Standards No. 115, so it recorded impairment charges during the second and third quarters of 2002. If necessary, additional impairment charges may be recognized in the future. The impairment charges reduced the carrying value of the bond to its September 30, 2002 market value of $250,000.

At September 30, 2002, deposits were $217.76 million compared to $208.94 million at December 31, 2001. This is an increase of $3.98 million during the current quarter and an increase of $8.82 million during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, core deposits (transaction and passbook savings accounts) increased $17.97 million. During the same period, short-term certificates (two years or less) decreased $13.12 million and certificates with original terms greater than two years increased $3.97 million. The increase in core deposits and decrease in short-term certificates reflects consumers' preference for liquidity in the current low rate environment. When interest rates increase in the future, a shift from core deposits back to short-term certificates will probably occur. Interest of $1.96 million during the current quarter and $5.98 million during the current nine-month period was credited to accounts. After eliminating the effect of interest credited, deposits increased $2.02 million during the current quarter and $2.84 million during the nine months ended September 30, 2002.

At September 30, 2002 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $38.60 million at an average cost of 6.19%. During the next twelve months, required principal reduction on amortizing advances will be $11.57 million. The Company also had a $1.50 million unsecured line of credit from a local commercial bank, which had an outstanding balance of $1.09 million at September 30, 2002.

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

In the low interest rate environment that prevailed throughout much of the 1990's, Franklin experienced a shortening of the maturities of its liabilities. The low rates had the opposite effect on Franklin's assets, as consumers took advantage of the low rates to lock-in long-term mortgages. Although Franklin sold some of its fixed-rate mortgages during this period, timing considerations and other market conditions were not always conducive to a sale. Consequently, Franklin emerged from the 1990's with a significant mismatch between the repricing terms of its assets and liabilities. In May 2000, Franklin submitted an Interest Rate Risk Compliance Plan to the OTS. The major objective of the plan was to improve Franklin's Interest Rate Risk rating to "moderate risk" or better by December 31,2001. At June 30, 2002, Franklin had exceeded that goal and had an Interest Rate Risk rating of "minimal risk" under OTS guidelines. In September 2002, the OTS notified Franklin that the Interest Rate Risk Compliance Plan had been terminated.

To improve its interest rate sensitivity, Franklin lengthened the maturities of its liabilities by emphasizing thirty-nine month and five year certificates of deposit, and shortened the maturities of its assets, by limiting the origination of fixed-rate mortgages for retention in the portfolio and emphasizing the origination of one and three-year adjustable-rate mortgages and commercial and multi-family real estate loans which generally have shorter maturities with balloon payments due in five years or less. More emphasis has also been placed on the origination of home equity lines of credit and adjustable-rate second mortgages.

As a result of these initiatives, the composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 65% adjustable, 27% fixed and 8% balloons at September 30, 2002. During the same time frame, core deposits have increased to 35% of total deposits from 24% at December 31, 1999 and certificates with original maturities of three years or more have increased to 40% of total deposits from 24% at December 31, 1999. Because adjustable-rate mortgage loans (ARMs) are normally originated at rates lower than fixed-rate loans and longer-term certificates normally have higher rates than shorter-term certificates, these initiatives reduced Franklin's net interest margin.

At September 30, 2002, $2.76 million of assets were classified substandard, $220,000 were classified loss and $5.27 million were classified as special mention compared to $1.47 million as substandard, $189,000 as loss and $4.96 million as special mention at December 31, 2001. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.85 million at September 30, 2002 and $954,000 at December 31, 2001. The increase in classified assets and delinquent loans is the result of the weakening economy experienced during the past year. Management believes that these trends will be reversed as the economy improves. At September 30, 2002, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2002.

                                                          (Dollars in thousands)
          Balance at beginning of period                             $1,107
          Charge offs                                                    11
          Additions charged to operations                                76
          Recoveries                                                     2
                                                                         -
          Balance at end of period                                   $1,174

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At September 30, 2002, net worth was $22.79 million, which is 8.10% of assets. At the same date, book value per share was $13.94 compared to $13.75 at December 31, 2001.

The following table summarizes, as of September 30, 2002, the regulatory capital position of Franklin.

Capital Standard                     Actual       Required       Excess       Actual      Required       Excess
                                     ------       --------       ------       ------      --------       ------
                                             (Dollars in thousands)
Core                                $20,747       $11,163       $9,584        7.46%         4.00%        3.46%
Risk-based                           21,701        13,301        8,400       13.05%         8.00%        5.05%

COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2002 and 2001 was $639,000 and $1.35 million, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

The Company had net income of $387,000 ($0.24 per basic share) for the current quarter and $319,000 ($0.20 per basic share) for the nine months ended September 30, 2002 after recognizing impairment charges on the Worldcom bond of $528,000 ($0.32 per share) after taxes. Earnings before the impairment charges were $847,000 ($0.52 per share) for the nine months ended September 30, 2002. This compares to earnings of $184,000 ($0.12 per basic share) for the third quarter of 2001 and $867,000 ($0.54 per basic share) for the first nine months of 2001. The decline in net income during the current nine-month period reflects the impairment charge on the Worldcom bond plus a $96,000 decrease in net interest income, a $344,000 increase in profits on the sale of loans and investments and a $229,000 increase in operating expenses.

Net interest income, before provisions for loan losses, was $1.42 million for the current quarter and $4.07 million for the first nine months of 2002 compared to $1.28 and $4.17 million, respectively, for the same periods in 2001. The changes implemented by Franklin to reduce its interest rate risk and the current low rate environment have had a significant impact on net interest income. As discussed previously, Franklin placed emphasis on originating adjustable-rate residential mortgages, short-term commercial mortgages, consumer loans and longer-term liabilities. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                        For the nine month periods ended Sept. 30,
                                                                          2002 vs 2001
                                                                                             Total
                                                 Increase (decrease) due to                 increase
                                                  Volume               Rate                (decrease)
                                                  ------               ----                ----------

Interest income attributable to:                                 (Dollars in thousands)
  Loans receivable (1)                             ($433)               ($563)                ($996)
  Mortgage-backed securities                        (471)                (288)                 (759)
  Investments                                        572                 (163)                  409
  FHLB stock                                          12                  (71)                  (59)
                                                ---------            ---------            ----------
  Total interest-earning assets                    ($320)             ($1,085)              ($1,405)

Interest expense attributable to:
  Demand deposits                                   $158                 ($29)                 $129
  Savings accounts                                   534                 (557)                  (23)
  Certificates                                       104                 (776)                 (672)
  FHLB advances                                     (696)                 (47)                 (743)
                                                ---------            ---------            ----------
  Total interest-bearing liabilities                $100              ($1,409)              ($1,309)

Increase (decrease) in net
  interest income                                  ($420)                $324                  ($96)

                          (1)  Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $1.50 million to $267.64 million during the nine months ended September 30, 2002, from $266.14 million for the nine months ended September 30, 2001. Average interest-bearing liabilities increased $3.73 million from $251.68 million for the nine months ended September 30, 2001, to $255.41 million for the current nine-month period. Thus, average net interest-earning assets decreased $2.23 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.82% for the nine months ended September 30, 2002, compared to 1.79% for the same period in 2001. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 5.41% for the nine months ended September 30, 2001, to 4.64% for the same nine-month period in 2002. The majority of the decrease in the cost of interest-bearing liabilities is the result of a decrease in the cost of certificates from 6.02% to 5.32% and a decrease in the cost of savings accounts from 2.82% to 2.23%. The decrease in the cost of certificates and savings accounts is the result of the general decline in interest rates. During the same timeframe, the yield on interest-earning assets declined from 7.20% for the nine months ended September 30, 2001 to 6.46% for the current period.

                                                                                  For the nine months ended Sept. 30, 2002
                                                                                      Average
                                                                                    Outstanding               Yield/cosT
                                                                                    -----------               ----------
                                                                              (Dollars in thousands)
    Average interest-earning assets
       Loans                                                                           $196,824                   7.12%
       Mortgage-backed securities                                                        21,483                   5.31%
       Investments                                                                       45,477                   4.32%
       FHLB stock                                                                        3,854                    4.64%
                                                                                         ------                   -----
         Total                                                                         $267,638                   6.46%

    Average interest-bearing liabilities
       Demand deposits                                                                 $ 38,821                   1.82%
       Savings accounts                                                                  26,039                   2.23%
       Certificates                                                                     147,905                   5.32%
       FHLB advances                                                                    42,645                    6.35%
                                                                                        -------                   -----
         Total                                                                         $255,410                   4.64%

  Net interest-earning assets/interest rate spread                                     $ 12,228                   1.82%

                                                                                   For the nine months ended Sept. 30,2001
                                                                                      Average
                                                                                    Outstanding               Yield/cost
                                                                                    -----------               ----------
                                                                              (Dollars in thousands)
    Average interest-earning assets
       Loans                                                                           $204,699                   7.49%
       Mortgage-backed securities                                                        32,257                   6.68%
       Investments                                                                       25,549                   5.56%
       FHLB stock                                                                        3,636                    7.07%
                                                                                         ------                   -----
         Total                                                                         $266,141                   7.20%

    Average interest-bearing liabilities
       Demand deposits                                                                 $ 27,078                   1.98%
       Savings accounts                                                                  21,708                   2.82%
       Certificates                                                                     145,636                   6.02%
       FHLB advances                                                                    57,258                    6.45%
                                                                                        -------                   -----
         Total                                                                         $251,680                   5.41%

  Net interest-earning assets/interest rate spread                                     $ 14,461                   1.79%


Noninterest income was $596,000 for the quarter and $1.15 million for the nine months ended September 30, 2002 compared to $227,000 for the same quarter in 2001 and $832,000 for the nine months ended September 30, 2001. The increase in noninterest income when comparing the nine-month periods is the result of a $114,000 increase in profits on the sale of loans, a $230,000 increase in profits on the sale of investments and a $30,000 increase in checking account fees.

Noninterest expenses were $1.41 million for the current quarter and $4.70 million for the current nine-month period compared to $1.23 million for the same quarter in 2001 and $3.67 million for the nine months ended September 30, 2001. As a percentage of average assets, this is 2.24% (1.86% excluding the Worldcom impairment charge) for the nine months ended September 30, 2002 compared to 1.78% for the first nine months of 2001. The increase during the current nine-month period reflects the $800,000 impairment charge on the Worldcom bond, a $64,000 increase in compensation and employee benefits, a $42,000 increase in office occupancy costs, an increase in regulatory assessments of $17,000 and an increase in data processing expense of $28,000.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

     (b) There were no significant changes in the Company's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

Item 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.  CHANGES IN SECURITIES

         (c) On July 11, 2002, the Company issued and sold in a private placement 10,000 common shares at a purchase price of $12.50 per share, for a total purchase price of $125,000. These shares were sold to DirectTeller and were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemption afforded by Section 4(2) of the Act and Rule 505 under the Act because the sale was to only one purchaser and the aggregate amount of all securities sold by the Company in the previous twelve months in reliance on Rule 505 were less than $5,000,000. The proceeds of the sale, less expenses, were used by the Company as working capital.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5.  OTHER INFORMATION

         A. Press Release dated September 24, 2002
         B. Press Release dated October 18, 2002


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits



                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


September 24, 2002
Cincinnati, Ohio


First Franklin Corporation Declares Quarterly Dividend


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the third quarter of 2002. This is the fifty-ninth consecutive dividend paid by the company. The quarterly dividend will be payable October 21, 2002 to shareholders of record as of October 4, 2002. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be October 1, 2002. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


October 18, 2002
Cincinnati, Ohio

First Franklin Corporation Announces Earnings

First Franklin Corporation, the parent of Franklin Savings and Loan Company, Cincinnati, Ohio today announced net income of $387,000 ($0.24 per share) for the third quarter of 2002 and $319,000 ($0.20 per share) for the nine months ended September 30, 2002, after its subsidiary, Franklin Savings, recognized after tax impairment charges of $60,000 ($.03 per share) during the third quarter of 2002 and $528,000 ($0.32 per share) during the current nine month period on a $1.0 million Worldcom bond it holds in its investment portfolio. The impairment charges reduced the carrying value of the bond to its September 30, 2002 market value of $250,000. Earnings before the impairment charges were $447,000 ($0.27 per share) for the third quarter of 2002 and $847,000 ($0.52 per share) for the nine months ended September 30, 2002. This compares to earnings of $184,000 ($0.12 per share) for the third quarter of 2001 and $867,000 ($0.54 per share) for the nine months ended September 30, 2001.

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

                                     FIRST FRANKLIN CORPORATION



                                     /s DANIEL T. VOELPEL
                                     ------------------------------------------
                                     Daniel T. Voelpel
                                     Vice President and Chief Financial Officer


Date:  November 14, 2002

                                  CERTIFICATION


I, Thomas H. Siemers, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of First Franklin Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                   /s/ Thomas H. Siemers
                                          ------------------------------------
                                          Thomas H. Siemers
                                          President and Chief Executive Officer

                                  CERTIFICATION


I, Daniel T. Voelpel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Franklin Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002              /s/ Daniel T. Voelpel
                                     ------------------------------------------
                                     Daniel T. Voelpel
                                     Vice President and Chief Financial Officer