Form 10KSB
period 2002-12-31
FIRST FRANKLIN CORP
filed 2003-03-27
CIK 742161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-16362
                                                 -------

                           FIRST FRANKLIN CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

                    Delaware                           31-1221029
        -------------------------------          ---------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification Number)

                   4750 Ashwood Drive, Cincinnati, Ohio 45241
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 469-5352
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                 -----------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common stock, par value $.01 per share
                 -----------------------------------------------
                                (Title of class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

The issuer's revenues for its most recent fiscal year were $19.11 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The Nasdaq National Market as of March 12, 2003, was $14.71 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,635,308 of the issuer's common shares were issued and outstanding on March 12, 2003.

          Documents Incorporated by Reference and Included as Exhibits:
     Part II of Form 10-KSB - Portions of 2002 Annual Report to Stockholders
            Part III of Form 10-KSB - Portions of Proxy Statement for
                      2003 Annual Meeting of Stockholders

Transitional Small Business Disclosure Format  Yes      No  X
                                                   ---     ---

                                     PART I

ITEM 1. BUSINESS

FIRST FRANKLIN CORPORATION

     First Franklin Corporation (the "Company"), the holding company for The Franklin Savings and Loan Company ("Franklin"), was incorporated under the laws of the State of Delaware in September 1987 in connection with the conversion of Franklin from an Ohio mutual savings and loan association to an Ohio stock savings and loan association (the "Conversion"). The Conversion was completed on January 25, 1988.

     As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). The assets of the Company, on an unconsolidated basis, consist primarily of cash, interest-earning deposits, an investment in Financial Institutions Partners III, L.P. and the stock of Franklin and DirectTeller Systems, Inc.

     The executive offices of the Company are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number at that address is (513) 469-5352.

THE FRANKLIN SAVINGS AND LOAN COMPANY

     Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2002, Franklin had approximately $279.86 million of assets, deposits of approximately $219.27 million and stockholders' equity of approximately $22.08 million.

     The principal business of Franklin is accepting savings deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family owner occupied residential real estate. Franklin also makes loans secured by multi-family real estate and nonresidential real estate and loans for consumer purposes.

     Franklin's income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, interest paid on borrowings and operating expenses. The primary component of its net income is its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. The interest income and interest expense of Franklin change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin's control. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the portions of the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report") for additional information regarding maturity or repricing timing differences and the impact of interest rates on Franklin's operating results.

     Franklin's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF") up to maximum levels permitted. Franklin is subject to examination and comprehensive regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), the OTS and the FDIC. Franklin is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System. Franklin is subject to certain regulations of the Federal Reserve Board (the "FRB"). See "Regulation."

     Franklin is in the process of upgrading its banking locations. During 2001, it opened a full service branch at 7944 Beechmont Avenue in Anderson Township, Ohio and acquired the property in the rear of its branch located at 11186 Reading Road in Cincinnati and constructed a drive-thru facility and ATM at that location. During 2002, Franklin sold its branch office located at 5119 Glenway Avenue in Cincinnati and is in the process of constructing a new office at 5791 Glenway Avenue. This new office has higher visibility and will allow Franklin to provide a drive-thru window, safe deposit boxes and an ATM, none of which were possible at the current location.

     Franklin's executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number at that address is (513) 469-8000.

LENDING ACTIVITIES

     GENERAL. The primary source of Franklin's revenue is interest and fee income from lending activities. Franklin's principal lending activity is investing in conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes loans secured by multi-family residential and nonresidential real estate and consumer loans, and occasionally purchases participation interests in multi-family and nonresidential real estate loans originated by other lenders.

     Franklin's current lending strategy is to originate fixed-rate loans primarily for sale in the secondary market and to originate adjustable-rate loans for retention in its own portfolio. When consumer demand for adjustable-rate mortgage loans ("ARMs") declines, Franklin may purchase adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 2002, interest rates offered on fixed-rate loans decreased substantially from levels experienced during the past few years, causing consumer demand for fixed-rate mortgage loans to increase. The increase in the origination of fixed-rate loans caused loans sold to increase during 2002 to $37.80 million from $22.17 million during 2001.

     Franklin has an agreement with the Student Loan Marketing Association to sell all student loans that reach the repayment stage. Loans totaling $1.17 million were sold under that agreement in 2002 at a profit of $14,700, compared to $373,000 of loans sold at a profit of $5,700 in 2001.

     The following table sets forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:

                                                               At December 31,
                                             ------------------------------------------------------
                               2002              2001                2000               1999               1998
                               ----              ----                ----               ----               ----
                         Amount    Percent   Amount  Percent    Amount   Percent   Amount   Percent   Amount    Percent
                         ------    -------   ------  -------    ------   -------   ------   -------   ------    -------
                                                             (Dollars in thousands)
Type of loan
Loans secured by
real estate:
   Residential           $126,804   59.39% $150,950    65.56% $171,340    67.80% $141,979    62.90%  $128,030    61.09%
   Nonresidential          30,184   14.14    29,923    13.01    22,942     9.08    19,855     8.80     15,572     7.43
   Construction            10,677    4.99     8,502     3.69     7,473     2.96     6,354     2.82      7,149     3.41
Consumer and other loans   23,774   11.14    19,633     8.52     8,769     3.47     4,207     1.86      2,991     1.43
                         --------  ------  --------   ------  --------   ------  --------   ------   --------   ------
                          191,439   89.66   209,008    90.78   210,524    83.31   172,395    76.38    153,742    73.36
                         --------  ------  --------   ------  --------   ------  --------   ------   --------   ------

Mortgage-backed
 securities:
   Held to maturity         4,351    2.04     7,423     3.22    11,145     4.42    13,596     6.02     12,355     5.90
   Available for sale      17,716    8.30    13,818     6.00    31,026    12.27    39,719    17.60     43,462    20.74
                         --------  ------  --------   ------  --------   ------  --------   ------   --------   ------
                           22,067   10.34    21,241     9.22    42,171    16.69    53,315    23.62     55,817    26.64
                         --------  ------  --------   ------  --------   ------  --------   ------   --------   ------
    Total loans
     receivable
     (before net items)  $213,506  100.00% $230,249   100.00% $252,695   100.00% $225,710   100.00%  $209,559   100.00%
                         ========  ======  ========   ======  ========   ======  ========   ======   ========   ======

Type of rate
Fixed rate               $ 66,989   31.37% $ 96,089    41.73% $120,988    47.88% $131,922    58.45%  $103,196    49.24%
Adjustable rate           146,527   68.63   134,160    58.27   131,707    52.12    93,788    41.55    106,363    50.76
                         --------  ------  --------   ------  --------   ------  --------   ------   --------   ------

    Total loans
     receivable
     (before net items)  $213,506  100.00% $230,249   100.00% $252,695   100.00% $225,710   100.00%  $209,559   100.00%
                         ========  ======  ========   ======  ========   ======  ========   ======   ========   ======

Type of security
Residential:
   Single-family         $128,840   60.34% $149,267    64.83% $192,444    76.16% $180,065    79.77%  $172,994    82.55%
   2-4 family               7,701    3.61     9,388     4.08     9,816     3.88     9,160     4.06      9,004     4.30
   Multi-family            15,737    7.37    18,512     8.04    15,991     6.33    11,683     5.18      7,723     3.68
Nonresidential
  real estate              37,454   17.54    33,449    14.53    25,675    10.16    20,595     9.12     16,847     8.04
Student loans                 507    0.24       960     0.41       704     0.28       704     0.31        439     0.21
Consumer and other loans   23,267   10.90    18,673     8.11     8,065     3.19     3,503     1.56      2,552     1.22
                         --------  ------  --------   ------  --------   ------  --------   ------   --------   ------
    Total loans
     receivable          $213,506  100.00% $230,249   100.00% $252,695   100.00% $225,710   100.00%  $209,559   100.00%
     (before net items)  ========  ======  ========   ======  ========   ======  ========   ======   ========   ======


     The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:

                                                              At December 31,
                                                -------------------------------------------
                                                  2002              2001             2000
                                                --------          --------         --------
                                                                (In thousands)
Gross loans receivable and mortgage-backed
   securities (before net items)                 $213,506          $230,249        $252,695

Less:
   Loans in process                                 2,390             5,270           3,487
   Deferred loan fees (costs)                         112                83             (62)
   Allowance for possible loan losses               1,183             1,100           1,060
   Unearned expense                                     -                 -              (1)
   Unrealized loss (gain) on available for
     sale mortgage-backed securities                 (223)             (279)             33
                                                 --------          --------        --------

     Total                                          3,462             6,174           4,517
                                                 --------          --------        --------

Loans receivable and mortgage-backed
   securities - net                              $210,044          $224,075        $248,178
                                                 ========          ========        ========



     The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change.

                       One- to four-family
                           real estate       Other real estate    Mortgage-backed      Consumer and
                         mortgage loans       mortgage loans        securities          other loans          Total
                       -------------------   -----------------   -----------------   ----------------- ------------------
                                 Weighted             Weighted            Weighted           Weighted             Weighted
                                  Average             average             average             average             average
                        Amount     rate      Amount     rate     Amount     rate     Amount     rate    Amount       rate
                        ------  ----------   ------  ---------   ------  ---------   ------  ---------  ------   --------
Due during years                                             (Dollars in thousands)
ending December 31:

2003                  $  22,386     6.61%   $12,296     7.80%   $17,658      4.14%  $22,229     5.55%  $ 74,569      5.91%
2004 and 2005            45,612     6.38     27,154     7.60          -      -          892     8.73     73,658      6.86
2006 and 2007             3,224     6.55      6,563     7.10          -      -          474     8.40     10,261      6.99
2008 to 2012              4,531     6.99      3,985     7.20      1,729      5.76       165     6.50     10,410      6.86
2013 to 2022             15,186     6.41      2,354     5.76         89      6.96        14     7.24     17,643      6.33
2023 and following       23,535     6.83        839     6.41      2,591      7.36         -        -     26,965      6.87
                      ---------     ----    -------     ----    -------      ----   -------     ----   --------      ----
  Total                $114,474     6.55%   $53,191     7.45%   $22,067      4.66%  $23,774     5.73%  $213,506      6.49%
                      =========             =======             =======             =======            ========



     As of December 31, 2002, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2003, consisted of $76.48 million of adjustable-rate loans and $62.46 million of fixed-rate loans.

     The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                                                Year ended December 31,
                                                   ------------------------------------------------
                                                     2002                 2001               2000
                                                   --------             --------           --------
Loans originated:
   One- to four-family                              $61,436              $48,804            $52,328
   Multi-family                                       3,467                2,754              5,913
   Nonresidential                                     9,276                9,730              7,804
   Land                                               1,046                   65                 96
   Consumer and other                                24,306               13,560              8,639
                                                   --------             --------            -------
    Total loans originated                           99,531               74,913             74,780
Mortgage-backed securities purchased                 13,043                    -                  -
Loans purchased                                       1,100                    5              1,067
                                                   --------             --------            -------
      Total loans originated and
        mortgage-backed securities and
        loans purchased                             113,674               74,918             75,847
                                                   --------             --------            -------

Loans sold:
    One- to four-family                              37,802               22,170              3,083
      Multi-family                                        -                    -                  -
      Student                                         1,168                  373                388
Mortgage-backed securities sold                       3,427                7,480                  -
Principal reductions and payoffs                     88,020               67,341             45,391
                                                   --------             --------            -------
Increase (decrease) in loans receivable             (16,743)             (22,446)            26,985
Decrease (increase) in net items                      2,712               (1,657)               654
                                                   --------             --------            -------
Net increase (decrease) in loans receivable        ($14,031)            ($24,103)           $27,639
                                                   ========             ========            =======



     In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2002, Franklin sold approximately $37.80 million in fixed-rate residential loans. At December 31, 2002, Franklin serviced $69.74 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2002 were $99.53 million, an increase of 32.86% above 2001 levels. This increase in loan originations was the result of favorable market conditions which led to increased originations of fixed-rate one-to four-family real estate loans and home equity lines of credit. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and - Liquidity" in the Annual Report.

     Loans are originated primarily in, and within 25 miles of, Cincinnati and come from various sources, including walk-in and existing customers, customer referrals, loan solicitors employed by Franklin, real estate agents and, to a lesser extent, loan brokers and builders. Loan applications are reviewed by salaried employees. The Chief Lending Officer, and/or any individual to whom the Chief Lending Officer has delegated such authority, may approve real estate loans up to $350,000. Any loans which, when aggregated with other Franklin loans to that same borrower, exceed $350,000 but do not exceed $500,000 must be approved by the loan committee which is comprised of at least two officers, one of whom must be the Chief Lending Officer. The President has the authority to approve loans in amounts of up to $1.5 million. Other loans must be approved by the Executive Committee or the Board of Directors. Real estate pledged to secure a loan is appraised by a designated appraiser.

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

     Based on the 15% Lending Limit, Franklin was able to lend approximately $3.37 million to one borrower at December 31, 2002. Franklin had no outstanding loans in excess of such limit at December 31, 2002.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Franklin's lending program has been the origination of loans secured by one- to four-family residences. At December 31, 2002, $136.54 million, or 63.95%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in Southwestern Ohio.

     In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report. During 2002, as a result of declining interest rates, originations of thirty-year and fifteen-year fixed-rate mortgage loans, many of which are eligible for sale in the secondary market, increased, and originations of adjustable-rate mortgage loans decreased from levels experienced during 2001. Origination of adjustable-rate loans tends to decrease Franklin's exposure to changes in interest rates, but also tends to decrease interest income because of the lower yields on adjustable-rate loans.

     Franklin currently offers one- to four-family residential ARMs with adjustment periods ranging from one to five years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 2002, ARMs totaled $67.86 million.

     Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 2002, $796,000, or 1.17%, of Franklin's ARMs were delinquent thirty days or more, a decrease of $1.17 million, or 59.59% from the prior year.

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

     MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING. As of December 31, 2002, approximately $53.19 million, or 24.91%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of real estate loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Franklin does not generally require third party takeout commitments prior to originating loans on construction projects as it typically provides permanent financing on such projects.

     While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in five years or less. Loan fees on originated loans have generally been 1/2 to 1% of the original loan amount (plus expenses). At December 31, 2002, all of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located within the State of Ohio or within 25 miles of Cincinnati.

     Properties securing multi-family residential and nonresidential real estate loans originated by Franklin are appraised at the time of the loan by appraisers designated by Franklin (or the lead lender in the case of a loan participation).

     Franklin currently seeks to invest in loans in amounts of 80% or less of the appraised value of the property securing the loan. In some cases, Franklin's collateral includes junior liens on additional properties owned by the borrower. In underwriting multi-family residential and nonresidential real estate loans (or evaluating the purchase of a loan participation), it is Franklin's policy to consider, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and, if applicable, the past performance of the project.

     Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 2002, seven had a principal balance of more than $1.0 million and 26 others had principal balances in excess of $500,000. At December 31, 2002, Franklin had 21 borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $33.43 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $3.19 million.

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

     Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2002, Franklin's nonresidential mortgage loan portfolio was $37.45 million, or 169.61% of its total capital.

     CONSUMER AND OTHER LENDING. Franklin originates consumer and other loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. At December 31, 2002, $23.77 million, or 11.14%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer and other loans. Franklin also offers variable rate secured commercial and home equity line of credit loans. At least 25% of the amount available under each commercial line of credit is secured by a mortgage on existing real estate owned by the customer or a certificate of deposit at Franklin. The remaining amount available under each commercial line of credit is secured by a mortgage on any property purchased using the line of credit. Home equity lines of credit are secured by mortgages on real estate. At December 31, 2002, Franklin had $32.79 million of these types of loans, with outstanding balances of $20.97 million, of which $4.77 million was for commercial lines of credit and $16.20 million for home equity lines of credit. Consumer and other loans generally involve a higher level of risk and, typically carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.

     MORTGAGE-BACKED SECURITIES. In the past when loan demand has declined, Franklin has purchased mortgage-backed securities insured or guaranteed by government agencies. Franklin intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At December 31, 2002, mortgage-backed securities and collateralized mortgage obligations totaled approximately $22.07 million, or 10.34% of total loans and mortgage-backed securities, of which $4.35 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin's balance sheet at cost. The market value of the $4.35 million in mortgage-backed securities designated as being held to maturity as of December 31, 2002, was $4.62 million. The remaining $17.72 million in mortgage-backed securities held at December 31, 2002 was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities and collateralized mortgage obligations available for sale are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders' equity, net of applicable taxes. At December 31, 2002, the market value of the $17.72 million in mortgage-backed securities and collateralized mortgage obligations designated available for sale was $17.94 million.

     Franklin maintains a significant portfolio of mortgage-backed pass-through securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle Franklin to receive a portion of the cash flows from an identified pool of mortgages and give Franklin an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

     Franklin has also invested $2.00 million in collateralized mortgage obligations ("CMOs"), which are secured by one- to four-family mortgage loans. Although it can be useful for hedging and investment, a CMO can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market for such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk," but Franklin has no CMOs in the "high-risk" category.

     CMOs and mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or by the underlying collateral. Although CMOs and other mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on sale limits the usefulness of these investments for liquidity purposes.

     At December 31, 2002, $4.44 million, or 20.12%, of Franklin's CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin's earnings, particularly in a rising interest rate environment.

     At December 31, 2002, $17.63 million, or 79.88%, of Franklin's CMOs and mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. In a period of declining interest rates, Franklin is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report.

     The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities and CMOs at the dates indicated:

                                                    At December 31, 2002                             At December 31, 2001
                                      ----------------------------------------------  ----------------------------------------------
                                                   Gross       Gross                                Gross       Gross
                                      Amortized  unrealized  unrealized  Estimated    Amortized   unrealized  unrealized  Estimated
                                         cost      Gains       losses    fair value     cost        gains       losses    fair value
                                      ---------- ----------  ----------- ----------   ----------  ----------  ----------- ----------
                                                                          (In thousands)
Mortgaged-backed securities held
   to maturity:
   FHLMC participation certificates    $ 1,365      $  86    $    -   $  1,451    $  2,312     $  64    $    -     $ 2,376
   FNMA participation certificates       1,759         88         -      1,847       2,600        40         -       2,640
   GNMA participation certificates       1,227         90         -      1,317       2,511        91         -       2,602
                                       -------      -----    ------   ---------   --------     -----    ------     -------
                                       $ 4,351       $264    $    -   $  4,615    $  7,423      $195    $    -     $ 7,618
                                       =======      =====    ======   =========   ========     =====    ======     =======

Mortgage-backed securities available
   for sale:
   FHLMC participation certificates    $   404      $   8    $    -   $    412    $    778     $  23    $    -     $   801
   FNMA participation certificates       1,627         33         -      1,660       5,699       181         -       5,880
   GNMA participation certificates      13,684        189         -     13,873       4,841        79         -       4,920
   CMOs                                  2,001          -         7      1,994       2,500         -         4       2,496
                                       -------      -----    ------   ---------   --------     -----    ------     -------
                                       $17,716      $ 230    $    7   $ 17,939    $ 13,818     $ 283    $    4     $14,097
                                       =======      =====    ======   =========   ========     =====    ======     =======



     The combined amortized cost of CMOs and mortgage-backed and related securities designated as held to maturity or available for sale at December 31, 2002 and 2001, by contractual terms to maturity are shown below.

Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                  Amortized cost at December 31,
                                                  ------------------------------
                                                    2002                  2001
                                                  --------              --------
                                                          (In thousands)
       Due within one year                         $    34             $     -
       Due after one through three years                 -                  97
       Due after three years through five years          -                   -
       Due after five years through ten years        1,729               5,955
       Due after ten years through twenty years      1,581               1,108
       Due after twenty years                       18,723              14,081
                                                   -------             -------
                                                   $22,067             $21,241
                                                   -------             -------


     NON-PERFORMING ASSETS, CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS. When a borrower fails to make a required payment on a loan, Franklin attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. In most cases, delinquencies are cured promptly. When deemed appropriate by management, Franklin institutes action to foreclose on the property securing the loan or to acquire it by deed in lieu of foreclosure. If foreclosed, real property is sold at a public sale and may be purchased by Franklin.

     Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as "substandard," "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" and "doubtful." For the portion of assets classified as loss, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of the asset portfolio of an institution. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. At December 31, 2002, $4.03 million of Franklin's loans and other assets were classified as "substandard," $227,000 were classified as "loss," and no assets were classified as "doubtful." At December 31, 2002, management had designated $8.28 million in assets as "special mention"

     The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

                                                       At December 31,
                       ----------------------------------------------------------------------------
                         2002              2001             2000              1999             1998
                       --------          --------         --------          --------         ------
                                                      (In thousands)

30-59 days               $2,727            $2,929           $  615            $2,019         $2,513
60-89 days                  892             1,752              409               345          1,075
90 days and over          2,284               759              848               637            797
                         ------            ------           ------            ------         ------
  Total                  $5,903            $5,440           $1,872            $3,001         $4,385
                         ======            ======           ======            ======         ======



     Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2002, the Company had not identified any loans as impaired.

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


                                                                           At December 31,
                                                  -------------------------------------------------------------------
                                                    2002          2001           2000           1999           1998
                                                   ------        ------         ------         -------         ------
                                                                           (In thousands)
Non-accruing loans:
  Residential real estate                          $1,291        $  210         $  297         $   291        $   342
  Nonresidential real estate                            -             -              -               -              -
  Consumer and other                                  454           207            201             190            243
                                                   ------        ------         ------         -------         ------
     Total                                          1,745           417            498             481            585
                                                   ------        ------         ------         -------         ------
     Total as a percentage of total assets           0.62%         0.15%          0.18%           0.19%          0.24%

Accruing loans delinquent more than 90 days:

  Residential real estate                             524           384            360             346            806
  Nonresidential real estate                            -            30              -              75              -
  Consumer and other                                    -           263            156              37              -
                                                   ------        ------         ------         -------         ------
   Total                                              524           677            516             458            806
                                                   ------        ------         ------         -------         ------
   Total as a percentage of total assets             0.19%         0.24%          0.19%           0.18%          0.34%

Repossessed assets:
  Residential real estate                             160            96              -               -              -
  Nonresidential real estate                            -             -              -               -              -
                                                   ------        ------         ------         -------         ------
   Total                                              160            96              -               -              -
                                                   ------        ------         ------         -------         ------
   Total as a percentage of total assets             0.05%         0.03%             -               -              -

Renegotiated loans                                      -             -              -               -            244
                                                   ------        ------         ------         -------         ------
  Total non-performing assets                      $2,429        $1,190         $1,014         $   939         $1,635
                                                   ======        ======         ======         =======         ======
  Total non-performing assets as a percentage
  of total assets                                    0.86%         0.42%          0.37%           0.37%          0.68%
                                                     ====          ====           ====            ====           ====

Other loans of concern:
  Residential real estate                          $2,565        $1,309         $  358          $1,001         $  712
  Nonresidential real estate                           47             -              -               -              -
  Consumer and other                                   40             -              -               -              -
                                                   ------        ------         ------          ------         ------
   Total                                           $2,652        $1,309         $  358          $1,001         $  712
                                                   ======        ======         ======          ======         ======

   Total as a percentage of total assets             0.94%         0.47%          0.13%           0.40%          0.30%
                                                     ====          ====           ====            ====           ====

Unallocated allowance for loan losses              $  886        $  830         $  794         $   723         $  649
                                                   ======        ======         ======         =======         ======

  Total allowance for loan losses and
  repossessed assets                               $1,203        $1,107         $1,060         $   976         $1,092
                                                   ======        ======         ======         =======         ======



     For the year ended December 31, 2002, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $74,000. The amount which was included in interest income on such loans was $65,000 for the year ended December 31, 2002.

     As of December 31, 2002, except for other loans of concern discussed herein, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     As of December 31, 2002, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

     Franklin's non-accruing loans at December 31, 2002, consisted of ten one- to four-family residential loans with an aggregate book value of $1.29 million and 32 consumer loans with an aggregate book value of $454,000. At December 31, 2002, accruing loans delinquent more than 90 days consisted of three loans totaling $524,000 secured by one- to four-family residential real estate. Other loans of concern at December 31, 2002, included 21 loans totaling $1.92 million secured by one- to four-family residential real estate, one loan secured by multi-family real estate totaling $647,000, one loan secured by commercial real estate totaling $47,000 and four consumer loans totaling $40,000.

     It is management's policy to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines that losses are expected to be incurred on the underlying properties. In establishing such loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin's loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2002, Franklin had $1.20 million of allowances for loan losses, $317,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and - Results of Operations" in the Annual Report.

     The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                                          Year ended December 31,
                                                   --------------------------------------------------------------------
                                                     2002           2001           2000            1999            1998
                                                   --------       --------       --------        --------        ------
                                                                          (Dollars in thousands)
Balance at beginning of period                       $1,107         $1,060       $  976          $1,092          $1,015

Charge-offs:
   One- to four-family                                    9             18            -              10               -
   Multi-family                                           -              -            -               -               -
   Nonresidential real estate                             -              -            -               -               -
   Consumer and other                                     -              -            -               4               -
                                                     ------         ------       ------          ------          ------
     Total charge-offs                                    9             18            -              14               -
                                                     ------         ------       ------          ------          ------
Recoveries:
   One- to four-family                                    -              -            -               1               1
   Multi-family                                           -              -            -               -               -
   Nonresidential real estate                             -              -            -               -               -
   Consumer and other                                     -              -            -               -               2
                                                     ------         ------       ------          ------          ------
     Total recoveries                                     -              -            -               1               3
                                                     ------         ------       ------          ------          ------

Net charge-offs (recoveries)                              9             18            -              13              (3)
Additions charged (credited) to operations              105             65           84            (103)             74
                                                     ------         ------       ------          ------          ------
Balance at end of period                             $1,203         $1,107       $1,060          $  976          $1,092
                                                     ======         ======       ======          ======          ======

Ratio of net charge-offs (recoveries) during
   the period to average loans outstanding
   during the period                                  0.005%         0.009%           -           0.008%         (0.002)%
                                                     ======         ======       ======          ======          ======

Ratio of net charge-offs (recoveries) during
   the period to average non-performing assets        0.50%          1.63%            -           1.01%          (0.20)%
                                                     ======         ======       ======          ======          ======


     The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

                                                                   At December 31,
                                 --------------------------------------------------------------------------------
                                        2002                       2001                        2000
                                        ----                       ----                        ----
                                             Percent of                 Percent of                  Percent of
                                           loans in each              loans in each               loans in each
                                              category                  category                    category
                                 Amount   to total loans    Amount   to total loans     Amount   to total loans
                                 ------   --------------    ------   --------------     ------   --------------
                                                                                         (Dollars in thousands)
Loans:
   One- to four-family           $   89         63.95%       $   79        68.91%       $   77         80.04%
   Multi-family                     125          7.37           125         8.04           125          6.33
   Nonresidential                     -         17.54             -        14.53             -         10.16
   Consumer and other                83         11.14            66         8.52            64          3.47
   Unallocated                      886             -           830            -           794             -
                                 ------        ------        ------       ------        ------        ------
     Total loans (1)              1,183        100.00%        1,100       100.00%        1,060        100.00%
                                               ======                     ======                      ======
Repossessed assets:
   One- to four-family               20                           7                          -
   Nonresidential                     -                           -                          -
                                 ------                     -------                     ------
     Total repossessed assets        20                           7                          -
                                 ------                      ------                     ------
     Total allowances            $1,203                      $1,107                     $1,060
                                 ======                      ======                     ======



                                                    At December 31,
                                 ------------------------------------------------------
                                         1999                       1998
                                         ----                       ----
                                                 (Dollars in thousands)
                                              Percent of                  Percent of
                                            loans in each                loans in each
                                               category                   category
                                  Amount   to total loans     Amount     to total loans
                                  ------   --------------     ------     --------------

Loans:
   One- to four-family             $ 77          83.83%        $   74        86.85%
   Multi-family                     125           5.18            118         3.68
   Nonresidential                     -           9.12            164         8.04
   Consumer and other                51           1.87             87         1.43
   Unallocated                      723              -            649            -
                                   ----         ------         ------       ------
     Total loans (1)                976         100.00%         1,092       100.00%
                                                ======                      ======

Repossessed assets:
   One- to four-family                -                             -
   Nonresidential                     -                             -
                                   ----                        ------
     Total repossessed assets         -                             -
                                   ----                        ------
     Total allowances              $976                        $1,092
                                   ====                        ======


-----------------------------

(1) All allowances for loan losses are for specific loans, except for the unallocated category.

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

     The following table presents the amortized cost and market value of Franklin's investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

                                                                     December 31,
                                 --------------------------------------------------------------------------------
                                             2002                        2001                        2000
                                            ------                      ------                      ------
                                   Amortized       Market      Amortized       Market       Amortized     Market
                                      cost         value          cost          value          cost       value
                                 ------------    ----------   ----------    -----------    -----------  ---------
                                                                   (In thousands)

U.S. Government and agency
  obligations                        $35,396       $35,943        $ 9,491       $ 9,464      $18,995      $18,736
Corporate debt securities              8,759         8,794         13,556        13,351            -            -
Obligations of states and
  municipalities                       1,137         1,198          1,467         1,513        1,167        1,204
                                     -------       -------        -------       -------      -------      -------
   Total                             $45,292       $45,935        $24,514       $24,328      $20,162      $19,940
                                     =======       =======        =======       =======      =======      =======



     The composition and maturities of the investment securities portfolio are indicated in the following table:

                                                                   At December 31, 2002
                                --------------------------------------------------------------------------------------
                                    Less than       1 to 5        5 to 10           Over            Total investment
                                      1 year         years          years         10 years             securities
                                --------------   ------------  -------------   --------------  -----------------------
                                   Amortized       Amortized     Amortized       Amortized       Amortized    Market
                                      cost            cost          cost            cost            cost       value
                                --------------   ------------  -------------   --------------  ------------  ---------
                                                                  (Dollars in thousands)
U.S. Government and agency
   obligations                        $  -          $ 6,995        $12,945        $15,456          $35,396       $35,943
Corporate debt securities                -            7,267          1,492              -            8,759         8,794
Obligations of states and
   municipalities                      250              330            210            347            1,137         1,198
                                      ----          -------        -------        -------          -------       -------
   Total investment securities        $250          $14,592        $14,647        $15,803          $45,292       $45,935
                                      ====          =======        =======        =======          =======       =======

Weighted average yield(1)             6.31%            4.75%          5.51%          5.01%           5.10%




----------------------------

(1)  Yields reflected have not been computed on a tax equivalent basis.

SOURCES OF FUNDS

     GENERAL. Deposit accounts have traditionally been the principal source of Franklin's funds for use in lending, investments and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings, cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" in the Annual Report.

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

     The principal types of savings accounts held by Franklin at December 31, 2002, and the applicable rates are summarized as follows:

                                 Average rate     Minimum deposit        Amount        Percentage of total deposits
                                 ------------     ---------------        ------        ----------------------------
                                                                     (In thousands)
Transaction accounts:

Passbook savings                     1.26%          $     100           $  29,772                   37.32%
NOW                                  0.36                 100              21,109                   26.45
Super NOW                            0.98               2,500               2,482                    3.11
Money market                         1.99               2,500              26,430                   33.12
                                     ----                               ---------                  ------
   Total transaction accounts        1.26%                              $  79,793                  100.00%
                                                                        =========

Certificates of deposit:

7-31 day                             1.54%          $     500           $     370                    0.27%
91 day                               1.86                 500                 232                    0.17
Six months                           1.99                 500               8,644                    6.21
One year                             2.52                 500              17,324                   12.43
18 months                            3.15                 500              11,395                    8.18
Two years                            4.07                 500               9,696                    6.96
Three years                          5.78                 500              18,353                   13.18
Thirty-nine months                   5.85                 500              19,758                   14.18
Five years                           6.10                 500              50,168                   36.02
Jumbo certificates(1)                1.75             100,000               3,263                    2.34
Other(1)                             5.32                 500                  88                     .06
                                     ----                               ---------                  ------
   Total certificates                4.82%                              $ 139,291                  100.00%
                                                                        =========


-----------------------------

(1)  Maturities vary.


     All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. At December 31, 2002, interest rates paid on transaction accounts were 1.24% per annum for passbook savings accounts, 0.49% per annum for regular NOW accounts and 0.99% per annum for Super NOW accounts. The rates paid on money market accounts vary depending on the balance in the account.

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

     The following table sets forth information relating to Franklin's savings flows during the periods shown and total savings at the end of the periods shown:

                                                   Year ended December 31,
                                          ---------------------------------------------
                                            2002               2001              2000
                                          --------          ----------         --------
                                                         (In thousands)

         Opening balance                   $208,938          $185,530          $191,673
         Deposits                           418,396           368,973           346,083
         Withdrawals                       (415,886)         (354,105)         (360,464)
         Interest credited                    7,636             8,540             8,238
                                           --------          --------          --------

         Ending balance                    $219,084          $208,938          $185,530
                                           ========          ========          ========


     The following table sets forth, as of December 31, 2002, the amounts of certificates of deposit maturing during the years indicated:

                                                   Amounts maturing in the year
                                                        ending December 31,
                              ----------------------------------------------------------------------
                                                                                          2006 and
                                2003                2004               2005              thereafter
                              --------            --------           --------            ----------
                                                          (In thousands)

2.00% and less                  $12,817            $   110             $     -             $     -
2.01% -  3.00%                   15,445              5,821                  23                 256
3.01% -  4.00%                    8,249              2,129               5,202               1,912
4.01% -  5.00%                    3,338              4,333                 190               6,193
5.01% -  6.00%                    9,034              6,184               1,959               5,219
6.01% -  7.00%                   21,301              3,663              11,717               2,116
7.01% -  and over                   567                454              11,059                   -
                                -------            -------             -------             -------

   Total                        $70,751            $22,694             $30,150             $15,696
                                =======            =======             =======             =======


     The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:

                                                         Year ended December 31,
                                        -----------------------------------------------------------
                                          2002                    2001                    2000
                                        --------                --------                ------
                                                             (In thousands)

Change in deposit balances:
Passbook savings                          $ 7,209                $ 1,788                  $  (111)
NOW accounts                                3,188                  2,980                      319
Money market accounts                      12,134                  6,162                     (342)
Certificates:
   7-31 day                                     1                    206                     (164)
   91 day                                    (131)                   165                      (43)
   6 months                                (4,146)                 2,764                   (5,976)
   One year                                (6,442)                   995                   (4,416)
   18 months                               (3,861)                (2,396)                 (11,920)
   Two years                               (2,136)                  (363)                  (9,057)
   Three years                             (5,208)                (1,954)                  (1,584)
   Thirty-nine months                       2,924                  7,194                    9,640
   Five years                               6,487                  6,196                   18,818
   Jumbo certificates                         139                   (313)                  (1,309)
   Other                                      (12)                   (16)                       2
                                          -------                -------                  -------
   Total (decrease) increase              $10,146                $23,408                  ($6,143)
                                          =======                =======                  =======



     The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 2002:

                                                                    Maturity
                                   -------------------------------------------------------------------------
                                                      Over            Over
                                   3 months          3 to 6          6 to 12           Over
                                    or less          months          months          12 months         Total
                                   ---------         ------          ------          ---------         -----
                                                                 (In thousands)

Certificates of deposit less
   than $100,000                    $15,487          $16,158        $25,365            $52,445       $109,455
Certificates of deposit of
   $100,000 or more                   4,556            3,753          5,432             16,095         29,836
                                    -------          -------        -------            -------       --------
Total certificates of deposit       $20,043          $19,911        $30,797            $68,540       $139,291
                                    =======          =======        =======            =======       ========



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

     BORROWINGS. As a member of the FHLB of Cincinnati, Franklin is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin's FHLB advances outstanding at December 31, 2002, were $36.34 million. Other borrowings consist of a $1.50 million line of credit from a commercial bank on which the Company has borrowed $1.10 million.

     The following table shows the borrowings outstanding as of December 31, 2002, by interest rate and maturity date:

                                        Average
             Maturing during         interest rate     Outstanding balance
             ---------------         -------------     -------------------
                                                         (In thousands)

              2003                        6.99%                $ 9,071
              2004                        5.28                   4,220
              2005                        7.36                   1,000
              2006                        8.15                      72
              2007                        4.97                   5,000
              2008-2012                   6.37                  16,758
              Thereafter                  1.48                   1,315
                                                               -------

              Total                       6.07%                $37,436
                                                               =======


     The following table sets forth the maximum amount of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

                                                                  Year ended December 31,
                                                     ----------------------------------------------
                                                       2002                 2001               2000
                                                     --------             --------           ------
                                                                  (Dollars in thousands)

Maximum amount of borrowings outstanding               $14,637              $14,368             $12,878
Total average amount of borrowings
    outstanding                                         11,861               11,133               9,162
Weighted average interest cost of borrowings
    outstanding                                           6.33%                6.45%               6.21%



SUBSIDIARY ACTIVITIES OF FRANKLIN

     Franklin has one subsidiary, Madison Service Corporation ("Madison"), which was organized on February 22, 1972. Madison's only activity is its contract with a third party registered broker dealer which offers mutual funds and brokerage services at offices of Franklin. As of December 31, 2002, Franklin's investment in Madison was $110,000.

     Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in its service corporation at December 31, 2002, did not exceed these limits.

SUBSIDIARY ACTIVITIES OF THE COMPANY

     In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in this company, and its investment in DirectTeller at December 31, 2002, was $50,000.

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

     Franklin faces substantial competition in attracting deposits from commercial banks, other savings institutions, money market and mutual funds, credit unions and other investment vehicles. The ability of Franklin to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Franklin competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, access to accounts via automated teller machines, internet banking, convenient branch locations with inter-branch deposit and withdrawal privileges, and the "DirectTeller" system discussed above.

     As of December 31, 2002, based on total assets, Franklin was the fourth largest thrift institution headquartered in Hamilton County, Ohio.

EMPLOYEES

     At December 31, 2002, Franklin had 49 full-time equivalent employees and 12 part-time employees.

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

     OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities) of 4.0% of adjusted total assets, except for those institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $976,000) of 8% of risk-weighted assets. Its current core capital level is 7.71% of adjusted total assets

     The following table sets forth the amount and percentage level of regulatory capital of Franklin at December 31, 2002, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                            At December 31, 2002
                                  --------------------------------------
                                      Amount                     Percent
                                  (In thousands)

      Tangible capital                $21,511                     7.7%
      Requirement                       4,185                     1.5%
                                      -------
      Excess                          $ 7,326                     6.2%
                                      =======

      Core capital                    $21,511                     7.7%
      Requirement                      11,160                     4.0
                                      -------
      Excess                          $10,351                     3.7%
                                      =======

      Total capital                   $22,487                    13.5%
      Risk-based requirement           13,331                     8.0
                                      -------
      Excess                          $ 9,156                     5.5%
                                      =======                    ====


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

     QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2002, Franklin qualified as a QTL.

     TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 2002.

     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA
(i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 2002.

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

     An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. Franklin did not pay dividends to the Company during 2002.

     HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

     There are generally no restrictions on the activities of unitary savings and loan holding companies. The broad latitude to engage in activities can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2002, Franklin qualified as a QTL.

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

     FRB RESERVE REQUIREMENTS. FRB regulations currently require that Franklin maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.1 million (subject to an exemption of up to $6.0 million), and of 10% of net transaction accounts in excess of $42.1 million. At December 31, 2002, Franklin was in compliance with its reserve requirements.

     FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $3.97 million at December 31, 2002.

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act establishes, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company's common stock is registered with the SEC, it is subject to the Sarbanes-Oxley Act, and any future rules or regulations promulgated under such act.

     FEDERAL TAXATION. The Company and Franklin are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Company and Franklin may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as it's average gross receipts for the prior three-year period do not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into account.

     Franklin's average gross receipts for the three tax years ending on December 31, 2002 is approximately $19.5 million, and, as a result, neither the Company nor Franklin qualifies as a small corporation exempt from the alternative minimum tax.

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

     A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year commencing after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Franklin, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

     The balance of the pre-1988 reserves is subject to the provisions of Code
Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2002, Franklin's pre-1988 reserves for tax purposes totaled approximately $3.07 million. Franklin believes it had approximately $11.75 million of accumulated earnings and profits for tax purposes as of December 31, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.

     The tax returns of Franklin have been audited or closed without audit through 1998. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Franklin.

     OHIO TAXATION. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.3% for 2002.

     DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM 2. DESCRIPTION OF PROPERTY

     The following table sets forth certain information at December 31, 2002, regarding the properties on which the offices of the Company and Franklin are located:


                                                             Lease              Year       Gross square
Location                          Owned or leased       expiration date   facility opened     footage
--------                          ---------------       ---------------   ---------------  ------------

Corporate Office:

4750 Ashwood Drive                Owned                       N/A                 1996         19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:

2000 Madison Road
Cincinnati, Ohio 45208            Owned                       N/A                 1981          2,991

1100 West Kemper Road             Leased                     6/04                 1984          4,080
Cincinnati, Ohio 45240

7615 Reading Road                 Leased                     2/04                 1971          2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                       N/A                 1974          1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                      4/10                 1976          1,675
Cincinnati, Ohio 45238            (Land is leased)

5119 Glenway Avenue               Leased                      N/A                 1974          2,525
Cincinnati, Ohio 45238

7944 Beechmont Avenue             Leased                     7/05                 2001          1,826
Cincinnati, Ohio 45255

5791 Glenway Avenue (1)           Owned                      6/22                 2003          2,478
Cincinnati, Ohio 45238            (Land is leased)



-----------------------------
(1)  Under construction and will replace branch located at 5119 Glenway Avenue.

     There are no liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance. At December 31, 2002, the Company's office premises and equipment had a net book value of $3.29 million. For additional information regarding the Company's office premises and equipment, see Notes 5 and 14 of Notes to Consolidated Financial Statements in the Annual Report.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained in of the Annual Report under the caption "CORPORATE INFORMATION - Market Information; and - Dividends" is incorporated herein by reference.

     On March 29, 2002, the Company issued and sold in a private placement 10,000 common shares at a purchase price of $12.50 per share, for a total purchase price of $125,000. These shares were sold to the Franklin Savings and Loan Company Employee Stock Ownership Plan and were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the private placement exemption afforded by Section 4(2) of the Act and Rule 505 under the Act. The sale was to one purchaser and the aggregate amount of all securities sold by the Company in the previous twelve months in reliance on Rule 505 was less than $5,000,000. The proceeds of the sale, less expenses, were used by the Company as working capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The information contained in of the Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements and the Report of Clark, Schaefer, Hackett & Co. dated January 29, 2003, contained in the Annual Report are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of First Franklin Corporation, to be filed no later than 120 days after the end of the fiscal year (the "Proxy Statement"), under the captions "Election Of Directors," "Executive Officers" and "Transactions with Management and Indebtedness of Management," is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the captions "Executive Compensation" and "Employment Contract," is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the captions "Ownership of Company Stock" and "Election of Directors," is incorporated herein by reference.

     The Company maintains the First Franklin Corporation 1997 Stock Option and Incentive Plan and the First Franklin Corporation 2002 Stock Option and Incentive Plan under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The plans were approved at the 1997 and 2002 Annual Meetings of Stockholders.

     The following table shows, as of December 31, 2002, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.

                                            EQUITY COMPENSATION PLAN INFORMATION
                                            (a)                          (b)                          (c)
                                ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to be    Weighted average exercise    equity compensation plans
                                  issued upon exercise of             price of               (excluding securities
        Plan category               outstanding options          outstanding options       reflected in column (a))
        -------------               -------------------          -------------------       ------------------------

Equity compensation plans
approved by security holders            255,898                          $13.02                       75,994

Equity compensation plans not
approved by security holders
                                              -                               -                            -
                                 --------------                     -----------                  -----------
            Total                       255,898                          $13.02                       75,994



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Transactions with Management and Indebtedness of Management," is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


                    3(a)        Certificate of Incorporation of the Company
                    3(b)        Bylaws of the Company
                    10(a)       Employment Contract for Thomas H. Siemers
                    10(b)       First Franklin Corporation 1997 Stock Option and Incentive Plan
                    10(c)       First Franklin Corporation 2002 Stock Option and Incentive Plan
                    13          Portions of the Annual Report
                    20          Portions of the Proxy Statement
                    21          Subsidiaries of the Registrant
                    99(a)       Section 906 Certification of Chief Executive Officer
                    99(b)       Section 906 Certification of Chief Financial Officer


     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report on Form 10-KSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

                                        FIRST FRANKLIN CORPORATION

                                        By:/s/ Thomas H. Siemers
                                           -------------------------------------
                                           Thomas H. Siemers
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Thomas H. Siemers                             By: /s/ Daniel T. Voelpel
   -----------------------------------------             -------------------------------------------------
     Thomas H. Siemers                                     Daniel T. Voelpel
     President, Chief Executive Officer                    Vice President and Chief Financial Officer
      and a Director                                       (Principal Accounting Officer)


Date: March 24, 2003                                    Date: March 24, 2003



By: /s/ Richard H. Finan                              By: /s/ Mary W. Sullivan
   -----------------------------------------             -------------------------------------------------
     Richard H. Finan                                      Mary W. Sullivan
     Director                                              Director


Date: March 24, 2003                                  Date: March 24, 2003



By: /s/ John L. Nolting                               By: /s/ Donald E. Newberry, Sr.
   -----------------------------------------             -------------------------------------------------
     John L. Nolting                                       Donald E. Newberry, Sr.
     Director                                              Director


Date: March 24, 2003                                  Date: March 24, 2003


                                  CERTIFICATION

I, Thomas H. Siemers, certify that:


1. I have reviewed this annual report on Form 10-KSB of First Franklin Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                       /s/ Thomas H. Siemers
                                           -------------------------------------
                                           Thomas H. Siemers
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Daniel T. Voelpel, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Franklin Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003                 /s/ Daniel T. Voelpel
                                      ----------------------------------------
                                      Daniel T. Voelpel
                                      Vice President and Chief Financial Officer

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

10(a)                Employment Contract for Thomas H. Siemers       Included herewith

10(b)                First Franklin Corporation 1997 Stock Option    Incorporated by reference to the 1996 Form 10-KSB
                     and Incentive Plan

10(c)                First Franklin Corporation 2002 Stock Option    Incorporated by reference to the Registrant's
                     and Incentive Plan                              Proxy Statement for the 2002 Annual Meeting of
                                                                     Stockholders, which was filed with the Securities
                                                                     and Exchange Commission on March 22, 2002

13                   Portions of the Annual Report                   Included herewith

20                   Portions of the Proxy Statement                 Incorporated by reference to the Registrant's
                                                                     Proxy Statement for the 2003 Annual Meeting of
                                                                     Stockholders to be filed by the Registrant no later
                                                                     than 120 days after the end of the fiscal year

21                   Subsidiaries of First Franklin Corporation      Incorporated by reference to the Registrant's Form
                                                                     10-KSB for the fiscal year ended December 31,
                                                                     2000, which was filed with the Securities and
                                                                     Exchange Commission on March 30, 2001

99(a)                Section 906 Certification of Chief Executive    Included herewith
                     Officer

99(b)                Section 906 Certification of Chief Financial    Included herewith
                     Officer