Form 10QSB
period 2003-03-31
FIRST FRANKLIN CORP
filed 2003-05-09
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period from _________ to __________

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

                    4750 Ashwood Drive Cincinnati, Ohio 45241
                    -----------------------------------------
                    (Address of principal executive offices)

          Issuer's Telephone Number, including Area Code (513) 469-5352

          -------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2003 there were issued and outstanding 1,635,308 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one)

         Yes [ ]           No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Part I  Financial Information

Item 1.  Consolidated Balance Sheets -
         March 31, 2003 and December 31, 2002                               3

         Consolidated Statements of Income and Retained
         Earnings - Three Month Periods ended March 31, 2003
         and 2002                                                           4

         Consolidated Statements of Cash Flows - Three Month
         Periods ended March 31, 2003 and 2002                              5

         Notes to Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

Item 3.  Controls and Procedures                                           14

Part II  Other Information                                                 15

Item 5.  Press Release dated March 25, 2003                                16

Signatures

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     Mar 31,2003      Dec 31,2002
                                                     -----------      -----------
                                                     (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $7,100 and $9,130, respectively         $   9,717        $  15,237
Investment securities
  Available-for-sale, at market value
     (amortized cost of $47,698 and
     $45,292, respectively)                              48,072           45,935
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $17,525 and
     $17,716, respectively)                              17,905           17,939
  Held-to-maturity, at amortized cost
    (market value of $3,871 and
    $4,615, respectively)                                 3,647            4,351
Loans receivable, net                                   188,583          187,754
Real estate owned, net                                      160              160
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                  4,013            3,974
Accrued interest receivable                               1,433            1,314
Property and equipment, net                               3,586            3,287
Other assets                                              3,316            2,233
                                                      ---------        ---------
                                                      $ 280,432        $ 282,184

     LIABILITIES
Deposits                                              $ 220,041        $ 219,084
Borrowings                                               35,194           37,436
Advances by borrowers for taxes
  and insurance                                             737            1,274
Other liabilities                                           528              682
                                                      ---------        ---------
     Total liabilities                                  256,500          258,476
                                                      ---------        ---------

Minority interest in consolidated subsidiary                294              281
                                                      ---------        ---------

     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 03/31/03 and 12/31/02                    13               13
Additional paid in capital                                6,189            6,189
Treasury stock, at cost- 375,559 shares at
   03/31/03 and 375,696 shares at 12/31/02               (3,752)          (3,753)
Retained earnings, substantially restricted              20,690           20,406
Accumulated other comprehensive income:
   Unrealized gain (loss) on available-for-sale
   securities, net of taxes of $257 at 03/31/03
   and $295 at 12/31/02                                     498              572
                                                      ---------        ---------
     Total stockholders' equity                          23,638           23,427
                                                      ---------        ---------
                                                      $ 280,432        $ 282,184

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)
                           For the Three Months Ended

                                                                Mar 31,2003    Mar  31,2002
                                                                -----------    ------------
                                                                (Unaudited)     (Unaudited)

Interest income:
  Loans receivable                                               $  3,049        $  3,599
  Mortgage-backed securities                                          244             302
  Investments                                                         650             465
                                                                 --------        --------
                                                                    3,943           4,366
Interest expense:
  Deposits                                                          1,883           2,331
  Borrowings                                                          550             713
                                                                 --------        --------
                                                                    2,433           3,044
     Net interest income                                            1,510           1,322

Provision for loan losses                                              61              19
                                                                 --------        --------
       Net interest income after provision for loan losses          1,449           1,303
                                                                 --------        --------

Noninterest income:
  Gain on loans sold                                                  183              88
  Gain on sale of investments                                         190               0
  Service fees on NOW accounts                                         85              75
  Other income                                                        107              91
                                                                 --------        --------
                                                                      565             254
Noninterest expense:
  Salaries and employee benefits                                      623             579
  Occupancy expense                                                   200             160
  Federal deposit insurance premiums                                   25              24
  Advertising                                                          60              78
  Service bureau expense                                               90              82
  Other expenses                                                      402             377
                                                                 --------        --------
                                                                    1,400           1,300

Income before federal income taxes                                    614             257

Provision for federal income taxes                                    207              80
                                                                 --------        --------
     Net Income                                                  $    407        $    177

RETAINED EARNINGS-BEGINNING OF PERIOD                            $ 20,406        $ 19,829
  Net income                                                          407             177
  Less: dividends declared                                           (123)           (122)
                                                                 --------        --------
RETAINED EARNINGS-END OF PERIOD                                  $ 20,690        $ 19,884

EARNINGS PER COMMON SHARE
        Basic                                                    $   0.25        $   0.11
        Diluted                                                  $   0.25        $   0.11

DIVIDENDS DECLARED PER  COMMON SHARE                             $  0.075        $  0.075

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    For The Three Months Ended
                                                                   Mar 31,2003     Mar 31,2002
                                                                   -----------     -----------
                                                                   (Unaudited)     (Unaudited)
Cash provided (used) by operating activities:

Net income                                                          $    407        $    177

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                            61              19
     Gain on sale of investments                                        (190)              0
     Depreciation and amortization                                        94              80
     FHLB stock dividend                                                 (39)            (42)
     Increase in accrued interest receivable                            (119)           (178)
     Increase in other assets                                         (1,083)           (193)
     Increase (decrease) in other liabilities                           (154)            197
     Other, net                                                         (124)            128
     Loans sold                                                       13,385           6,153
     Disbursements on loans originated for sale                      (10,734)         (6,153)
                                                                    --------        --------
Net cash provided by operating activities                              1,504             188
                                                                    --------        --------

Cash provided (used) by investing activities:
  Loan principal reductions                                           17,958          17,495
  Disbursements on mortgage and other
     loans purchased or originated for investment                    (21,400)        (11,928)
  Repayments on mortgage-backed securities                             1,896           2,572
  Proceeds from sale of student loans                                     82             100
  Purchase of available-for-sale mortgage-backed
      securities                                                      (1,004)           (993)
  Purchase of available-for-sale investment
      securities                                                     (15,973)         (1,000)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                             13,690               5
  Proceeds from the sale of real estate owned                              0              89
  Capital expenditures                                                  (329)           (252)
                                                                    --------        --------
Net cash provided (used) by investing activities                      (5,080)          6,088
                                                                    --------        --------

Cash provided (used) by financing activities:
  Net increase in deposits                                               957           5,142
  Repayment of borrowings                                             (2,242)         (2,275)
  Decrease in advances by borrowers
     for taxes and insurance                                            (537)           (553)
  Proceeds from sale of common stock                                       1             130
  Payment of dividends                                                  (123)           (122)
                                                                    --------        --------
Net cash provided (used) by financing activities                      (1,944)          2,322
                                                                    --------        --------

Net (decrease) increase in cash                                     ($ 5,520)       $  8,598
Cash at beginning of period                                           15,237          21,042
                                                                    --------        --------
CASH AT END OF PERIOD                                               $  9,717        $ 29,640

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2002 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002 the Financial Accounting Standards Board ("FASB") issued Statement No. 147, Acquisition of Certain Financial Institutions, that amends previously issued statements and interpretations relating to the acquisitions of financial institutions. The pronouncement requires all acquisitions by non-mutual enterprises to record the purchase under the purchase method of accounting. This pronouncement is effective for acquisitions on or after October 1, 2002.

In December 2002 the FASB issued Statement No. 148, Accounting for Stock Based Compensation, that amends certain previously issued statements. The pronouncement provides alternative methods for the voluntary change to the fair value method of accounting for stock based employee compensation. The pronouncement also requires additional disclosure in both annual and interim financial statements. This pronouncement is effective for fiscal years beginning after December 15, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exiting or Disposal Activities, which replaces an Emerging Issues Task Force issue. The pronouncement addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings. The standard is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. The issuance elaborates on the existing disclosure requirements for guarantees, including loan guarantees such as standby letters of credit and indemnifications. At the time a company issues a guarantee, the company must recognize a liability for the fair value of the obligation it assumes under the guarantee and disclose the same in the financial statement. The issuance is effective to guarantees issued or modified after December 31, 2002.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin Corporation (the "Company") is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987 in connection with the conversion of the Franklin Savings and Loan Company ("Franklin") from the mutual to stock form of ownership. The conversion was completed on January 25, 1988.

First Franklin's mission is to maximize the value of the Company for its shareholders by adhering to the following values:

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

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.

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

FIP III is a limited partnership that invests in equity securities of publicly-traded financial institutions. The Company has invested $1.50 million in the partnership. At December 31, 2002, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.11 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

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

During November 2002, Franklin sold its branch office located at 5115 Glenway Avenue, Cincinnati at a profit of approximately $300,000. This office was moved approximately one mile to 5791 Glenway Avenue. The new property, which opened during March 2003, has higher visibility, a drive-thru window, safe deposit boxes and an ATM, which were not possible at the previous location.

Since the results of operations of Madison, DirectTeller and FIP lll have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $1.75 million (0.6%) from $282.18 million at December 31, 2002 to $280.43 million at March 31, 2003, compared to a $2.43 million (0.9%) increase for the same period in 2002. During 2003, mortgage-backed securities decreased $738,000, cash and investments decreased $3.38 million, loans receivable increased $829,000, borrowings decreased $2.24 million and deposits increased $957,000.

Loan disbursements were $32.13 million during the current quarter compared to $18.08 million during the three months ended March 31, 2002. Mortgage and student loans sales of $13.47 million occurred during the current three-month period. At March 31, 2003, commitments to originate mortgage loans were $4.57 million. At the same date, $2.91 million of undisbursed loan funds were being held on various construction loans, and undisbursed consumer and commercial lines of credit were $12.90 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets decreased $3.38 million during the three months ended March 31, 2003 to $57.79 million. This decrease reflects loan and mortgage-backed securities repayments of $19.85 million, loan sales of $13.47 million and an increase in deposits of $957,000, less decreases in borrowings of $2.24 million and loan disbursements of $32.13 million. At March 31, 2003, liquid assets were 20.61% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2003. No securities are classified as trading.


                                       Amortized   Unrealized  Unrealized    Market
                                         Cost        Gains       Losses      Value
                                       ---------------------------------------------
                                              (Dollars in thousands)
 Available-for-sale
      Investment securities            $47,698       $486         $112       $48,072
      Mortgage-backed securities        17,525        380            0        17,905
 Held-to-maturity
      Mortgage-backed securities         3,647        224            0         3,871


At March 31, 2003, deposits were $220.04 million compared to $219.08 million at December 31, 2002. This is an increase of $957,000 during the current three-month period. During the three months ended March 31, 2003, core deposits (transaction and passbook savings accounts) increased $1.50 million. During the same period, short-term certificates (two years or less) decreased $1.16 million and certificates with original terms greater than two years increased $618,000. During the quarter consumers moved funds from maturing certificates to core deposit accounts so they would be poised to take advantage of future rate increases. Interest of $1.64 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits decreased $680,000 during the three-month period ended March 31, 2003.

At March 31, 2003 Franklin had outstanding borrowings of $35.19 million at an average cost of 6.01%. Included in the Company's borrowings are a credit line totaling $1.50 million on which $1,095.008 is outstanding. At March 31, 2003, the Company was not in compliance with loan covenants, contained in this credit line, relating to loan delinquencies. During the next twelve months, required principal reduction on these borrowings will be $11.87 million.

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

As of December 31, 2002, Franklin was rated in the most favorable interest rate risk category under OTS guidelines. The composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999 to 69% adjustable, 24% fixed and 7% balloons at March 31, 2003. During the same time frame, core deposits have increased to 38% of total deposits from 24% at December 31, 1999 and certificates with original maturities of three years or more have increased to 40% of total deposits at March 31, 2003 from 24% at December 31, 1999. Because adjustable-rate mortgage loans (ARMs) are normally originated at rates lower than fixed-rate loans and longer term certificates normally have higher rates than shorter term certificates, this change in balance sheet composition has improved Franklin interest rate exposure but has had a negative impact on net interest income.

At March 31, 2003, $3.36 million of assets were classified substandard, $257,000 classified loss and $6.96 million were designated by management as special mention compared to $4.03 million as substandard, $227,000 as loss and $8.28 million designated special mention at December 31, 2002. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $2.32 million at March 31, 2003 and $2.10 million at December 31, 2002. The increase in delinquent loans is the result of the weak economy experienced during the past year. Management believes that these trends will be reversed as the economy improves. At March 31, 2003, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2003.

                                          (Dollars in thousands)
          Balance at beginning of period        $1,203
          Charge offs                                0
          Additions charged to operations           61
          Recoveries                                 0
                                                ------
          Balance at end of period              $1,264

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 2003, net worth was $23.64 million, which is 8.43% of assets. At the same date, book value per share was $14.45, compared to $14.33 per share at December 31, 2002.

The following table summarizes, as of March 31, 2003, the regulatory capital position of Franklin.

Capital Standard      Actual    Required    Excess     Actual     Required    Excess
                        (Dollars in thousands)
Core                 $21,819     $11,107    $10,712     7.86%       4.00%     3.86%
Risk-based            22,827      13,569      9,258    13.46%       8.00%     5.46%


COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was $208,000 and ($90,000), respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

Net income was $407,000 ($0.25 per basic share) for the current quarter compared to $177,000 ($0.11 per basic share) for the quarter ended March 31, 2002. The increase in net income during the current three month period, when compared to the same period in 2002, reflects increases of $95,000 in gains on the sale of loans, $190,000 gain on the sale of investments, $188,000 in net interest income, $42,000 in the provision for loan losses and $100,000 in noninterest expense.

Net interest income, before provisions for loan losses, was $1.51 million for the current quarter compared to $1.32 million for the first quarter of 2002. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                            For the three month periods ended March 31,
                                                            2003 vs 2002
                                                                                Total
                                            Increase (decrease) due to         increase
                                            Volume               Rate         (decrease)
Interest income attributable to:                       (Dollars in thousands)
  Loans receivable (1)                      ($205)              ($346)          ($551)
  Mortgage-backed securities                   17                 (75)            (58)
  Investments                                 138                  51             189
  FHLB stock                                    2                  (5)             (3)
                                            -----               -----           -----
  Total interest-earning assets              ($48)              ($375)          ($423)

Interest expense attributable to:
  Demand deposits                             ($3)                 $2             ($1)
  Savings accounts                             50                (105)            (55)
  Certificates                               (168)               (224)           (392)
  FHLB advances                              (139)                (24)           (163)
                                            -----               -----           -----
  Total interest-bearing liabilities        ($260)              ($351)          ($611)

Increase in net interest income              $212                ($24)           $188

(1)  Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $2.30 million to $268.96 million during the three months ended March 31, 2003, from $266.66 million for the three months ended March 31, 2002. Average interest-bearing liabilities decreased $22,000 from $255.65 million for the three months ended March 31, 2002, to $255.63 million for the current three-month period. Thus, average net interest-earning assets increased $2.32 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.05% for the three months ended March 31, 2003, compared to 1.79% for the same period in 2002. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 4.76% for the three months ended March 31, 2002, to 3.81% for the same three-month period in 2003. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of certificates from 5.39% to 4.77% and the cost of savings accounts from 2.21% to 1.05%. The yield on interest-earning assets declined from 6.55% for the quarter ended March 31, 2002 to 5.86% for the current quarter. The overall decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the general decline in market interest rates.

                                                   For the Three Months ended March 31, 2003
                                                            Average
                                                          outstanding            Yield/cost
                                                     (Dollars in thousands)
Average interest-earning assets
   Loans                                                    $187,994               6.49%
   Mortgage-backed securities                                 21,488               4.54%
   Investments                                                55,490               4.41%
   FHLB stock                                                  3,987               3.91%
                                                            --------               ----
     Total                                                  $268,959               5.86%

Average interest-bearing liabilities
   Demand deposits                                          $ 50,265               1.17%
   Savings accounts                                           30,510               1.05%
   Certificates                                              138,909               4.77%
   FHLB advances                                              35,944               6.12%
                                                            --------               ----
     Total                                                  $255,628               3.81%

Net interest-earning assets/interest rate spread            $ 13,331               2.05%


                                                   For the Three Months ended March 31, 2002
                                                            Average
                                                          outstanding           Yield/cost
                                                     (Dollars in thousands)
Average interest-earning assets
   Loans                                                    $199,795               7.21%
   Mortgage-backed securities                                 20,414               5.92%
   Investments                                                42,642               3.97%
   FHLB stock                                                  3,810               4.41%
                                                            --------               ----
     Total                                                  $266,661               6.55%

Average interest-bearing liabilities
   Demand deposits                                          $ 34,239               1.73%
   Savings accounts                                           24,425               2.21%
   Certificates                                              152,012               5.39%
   FHLB advances                                              44,974               6.34%
                                                            --------               ----
     Total                                                  $255,650               4.76%

Net interest-earning assets/interest rate spread            $ 11,011               1.79%


Noninterest income for the quarter ended March 31, 2003 was $565,000 compared to $254,000 for the same quarter in 2002. The majority of the increase in noninterest income is the result of increases in the gain on the sale of loans of $95,000 and gain on the sale of investments of $190,000.

Noninterest expenses were $1.40 million for the current quarter compared to $1.30 million for the quarter ended March 31, 2002. As a percentage of average assets, this is 1.99% for the current three-month period compared to 1.86% for the first three months of 2002. The increase in noninterest expense is partially due to a $106,000 increase in compensation and employee benefits and increased office occupancy expenses.

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

     a.   Press Release dated March 25, 2003


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. No reports on Form 8-K were filed for the period covered by this Form 10-QSB.

                           FIRST FRANKLIN CORPORATION

                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


March 25, 2003
Cincinnati, Ohio

First Franklin Corporation Declares Quarterly Dividend

The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the first quarter of 2003. This is the sixty-first consecutive dividend paid by the company. The quarterly dividend will be payable April 21, 2003 to shareholders of record as of April 4, 2003. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be April 1, 2003. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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

Date:  May 9, 2003

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


Date: May 9, 2003                                 /s/ Thomas H. Siemers
                                                  ----------------------------
                                                  Thomas H. Siemers
                                                  President and Chief Executive
                                                  Officer

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


Date: May 9, 2003                                /s/ Daniel T. Voelpel
                                                 ----------------------------
                                                 Daniel T. Voelpel
                                                 Vice President and Chief
                                                 Financial Officer