Form 10QSB
period 2003-06-30
FIRST FRANKLIN CORP
filed 2003-08-14
CIK 742161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2003 there were issued and outstanding 1,636,622 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one)
     Yes [ ]       No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                            No.

Part I  Financial Information

Item 1.    Consolidated Balance Sheets -
           June 30, 2003 and December 31, 2002                              3

           Consolidated Statements of Operations and Retained
           Earnings - Three-and Six-month Periods ended June 30, 2003
           and 2002                                                         4

           Consolidated Statements of Cash Flows - Six-month
           Periods ended June 30, 2003 and 2002                             5

           Notes to Consolidated Financial Statements                       6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

Item 3.    Controls and Procedures                                         15


Part II. Other Information                                                 16

           Press Release dated June 24, 2003                               18




Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    June 30,2003     Dec 31,2002
                                                    ------------     -----------
                                                     (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $9,100 and $9,130,
  respectively                                        $  12,976       $  15,237
Investment securities
  Available-for-sale, at market value
     (amortized cost of $42,712 and
     $45,292, respectively)                              43,404          45,935
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $15,552 and
     $17,716, respectively)                              15,873          17,939
  Held-to-maturity, at amortized cost
    (market value of $3,135 and
    $4,615, respectively)                                 2,967           4,351
Loans receivable, net                                   191,123         187,754
Real estate owned, net                                      482             160
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                  4,053           3,974
Accrued interest receivable                               1,107           1,314
Property and equipment, net                               3,725           3,287
Other assets                                              2,511           2,233
                                                      ---------       ---------
                                                      $ 278,221       $ 282,184

     LIABILITIES
Deposits                                              $ 221,108       $ 219,084
Borrowings                                               31,705          37,436
Advances by borrowers for taxes
  and insurance                                             494           1,274
Other liabilities                                           546             682
                                                      ---------       ---------
     Total liabilities                                  253,853         258,476
                                                      ---------       ---------

Minority interest in consolidated subsidiary                310             281
                                                      ---------       ---------

     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 06/30/03 and 12/31/02                    13              13
Additional paid in capital                                6,189           6,189
Treasury stock, at cost- 374,245 shares at
   06/30/03 and 375,696 shares at 12/31/02               (3,739)         (3,753)
Retained earnings, substantially restricted              20,926          20,406
Accumulated other comprehensive income:
   Unrealized gain on available-for-sale
   securities, net of taxes of $345 at 06/30/03
   and $295 at 12/31/02                                     669             572
                                                      ---------       ---------
     Total stockholders' equity                          24,058          23,427
                                                      ---------       ---------
                                                      $ 278,221       $ 282,184

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (Dollars in thousands, except per share data)

                                                For the Three Months Ended    For the Six Months Ended
                                               June 30,2003   June 30,2002   June 30,2003   June 30,2002
                                               ------------   ------------   ------------   ------------
                                                       (Unaudited)                   (Unaudited)

Interest income:
  Loans receivable                               $  2,925       $  3,453       $  5,974       $  7,052
  Mortgage-backed securities                          207            289            451            591
  Investment securities                               582            557          1,232          1,022
                                                 --------       --------       --------       --------
                                                    3,714          4,299          7,657          8,665
Interest expense:
  Deposits                                          1,773          2,290          3,656          4,621
  Borrowings                                          500            676          1,050          1,389
                                                 --------       --------       --------       --------
                                                    2,273          2,966          4,706          6,010
                                                 --------       --------       --------       --------
     Net interest income                            1,441          1,333          2,951          2,655

Provision for loan losses                              53             29            114             48
                                                 --------       --------       --------       --------
     Net interest income after
       provision for loan losses                    1,388          1,304          2,837          2,607
                                                 --------       --------       --------       --------
Noninterest income:
  Gain on loans sold                                  255             49            438            137
  Gain on sale of investments                         149             86            339             86
  Service fees on NOW accounts                         99             83            184            158
  Other income                                        134             83            241            174
                                                 --------       --------       --------       --------
                                                      637            301          1,202            555
Noninterest expense:
  Salaries and employee benefits                      665            583          1,288          1,162
  Occupancy expense                                   204            178            404            338
  Advertising                                         106             50            166            128
  Federal deposit insurance premiums                   25             25             50             49
  Service bureau expense                               90             85            180            167
  Impairment of investment                              0            710              0            710
  Other expenses                                      396            361            798            738
                                                 --------       --------       --------       --------
                                                    1,486          1,992          2,886          3,292

Income (loss) before federal income taxes             539           (387)         1,153           (130)

Provision (credit) for federal income taxes           183           (142)           390            (62)
                                                 --------       --------       --------       --------
  Net income (loss)                              $    356       ($   245)      $    763       ($    68)

RETAINED EARNINGS-BEGINNING OF PERIOD            $ 20,690       $ 19,884       $ 20,406       $ 19,829
  Net income (loss)                                   356           (245)           763            (68)
  Less: dividends declared                           (120)          (121)          (243)          (243)
                                                 --------       --------       --------       --------
RETAINED EARNINGS-END OF PERIOD                  $ 20,926       $ 19,518       $ 20,926       $ 19,518

EARNINGS (LOSS) PER COMMON SHARE
        Basic                                    $   0.22       ($  0.15)      $   0.47       ($  0.04)
        Diluted                                  $   0.21       ($  0.15)      $   0.46       ($  0.04)

DIVIDENDS DECLARED PER  COMMON SHARE             $  0.075       $  0.075       $  0.150       $  0.150

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  For The Six  Months Ended
                                                                 June 30,2003   June 30,2002
                                                                 ------------   ------------
                                                                         (Unaudited)
Cash provided (used) by operating activities:

Net income (loss)                                                  $    763       ($    68)

Adjustments to reconcile net income to net cash provided (used) by operating activities:

     Provision for loan losses                                          114             48
     Impairment of investment                                             0            710
     Gain on sale of investments                                       (339)           (86)
     Depreciation and amortization                                      218            164
     FHLB stock dividend                                                (79)           (88)
     Decrease (increase) in accrued interest receivable                 207            (67)
     Increase in other assets                                          (278)          (260)
     Decrease in other liabilities                                     (136)          (426)
     Other, net                                                      (1,067)           123
     Loans sold                                                      26,587          8,058
     Disbursements on loans originated for sale                     (27,313)        (8,058)
                                                                   --------       --------
Net cash provided (used) by operating activities                     (1,323)            50
                                                                   --------       --------

Cash provided (used) by investing activities:
  Loan principal reductions                                          40,788         36,753
  Disbursements on mortgage and other
     loans purchased or originated for investment                   (43,181)       (29,976)
  Repayments on mortgage-backed securities                            4,546          4,411
  Purchase of available-for-sale mortgage-backed securities          (1,004)        (5,007)
  Sale of available-for-sale mortgage-backed securities                   0          3,427
  Purchase of available-for-sale investment securities              (32,939)       (13,458)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                            35,739              5
  Sale of student loans                                                 280          1,173
  Proceeds from sale of real estate owned                                78              0
  Capital expenditures                                                 (529)          (611)
                                                                   --------       --------
Net cash provided (used) by investing activities                      3,778         (3,283)
                                                                   --------       --------

Cash provided (used) by financing activities:
  Net increase in deposits                                            2,024          4,838
  Repayment of borrowed money                                        (5,731)        (4,811)
  Decrease in advances by borrowers
     for taxes and insurance                                           (780)          (832)
  Proceeds from sale of common stock                                     14            135
  Payment of dividends                                                 (243)          (243)
                                                                   --------       --------
Net cash used by financing activities                                (4,716)          (913)
                                                                   --------       --------

Net decrease in cash                                                 (2,261)        (4,146)
Cash at beginning of period                                          15,237         21,042
                                                                   --------       --------
CASH AT END OF PERIOD                                              $ 12,976       $ 16,896


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2002 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Statements included in this document which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results. Factors that could cause financial performance to differ materially from that expressed in any forward-looking statement include, but are not limited to, credit risk, interest rate risk, competition, changes in the regulatory environment and changes in general business and economic trends.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities that amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The statement classifies loan commitments that relate to the origination of mortgage loans that will be held for sale as derivative instruments by the issuer of the loan commitment. The statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity that establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liability and equity. It requires an issuer to classify a financial instrument within the scope of the pronouncement as a liability. Many of those instruments were previously classified as equity. The effective date of the statement is for financial instruments entered into or modified after May 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. The issuance elaborates on the existing disclosure requirements for guarantees, including loan guarantees such as standby letters of credit and indemnifications. At the time a company issues a guarantee, the company must recognize a liability for the fair value of the obligation it assumes under the guarantee and disclose the same in the financial statement. The issuance is applies to guarantees issued or modified after December 31, 2002.

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

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989, by the Company and DataTech Services Inc., to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Intrieve Inc., a computer service bureau that offers the DirectTeller system to the financial institutions it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients. At the present time, DirectTeller is developing a new product that will compliment the current system.

FIP III is a limited partnership that invests in equity securities of publicly traded financial institutions. The Company has invested $1.50 million in the partnership. At March 31, 2003, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.16 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

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

During November 2002, Franklin sold its branch office located at 5115 Glenway Avenue, Cincinnati at a profit of approximately $300,000. This office was moved approximately one mile to 5791 Glenway Avenue. The new office, which opened during March 2003, has higher visibility, a drive-thru window, safe deposit boxes and an ATM, which were not possible at the previous location.

Since the results of operations of Madison, DirectTeller and FIP III have not been material to the operations and financial condition of the Company, the following discussion focuses primarily on Franklin.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $3.96 million (1.4%) from $282.18 million at December 31, 2002 to $278.22 million at June 30, 2003, compared to a $1.29 million (0.5%) decrease for the same period in 2002. During 2003, mortgage-backed securities decreased $3.45 million, cash and investments decreased $4.79 million, loans outstanding increased $3.37 million, deposits increased $2.02 million and borrowings decreased $5.73 million.

Loan disbursements were $70.49 million during the current six-month period compared to $38.03 million during the six months ended June 30, 2002. Disbursements during the second quarter of 2003 were $38.37 million compared to $19.95 million during the same quarter in 2002. Mortgage loan sales were $26.59 million during the current six-month period compared to $8.06 million during the six months ended June 30, 2002. At June 30, 2003, commitments to originate mortgage loans were $7.10 million. At the same date, $2.84 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $15.35 million. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $4.79 million during the six months ended June 30, 2003, to $56.38 million. This decrease reflects loan and mortgage-backed securities repayments of $45.33 million, deposit growth of $2.02 million, mortgage loan sales of $26.59 million and sales of mortgage-backed securities of $1.00 million, less loan disbursements of $70.49 million and a reduction in borrowings of $5.73 million. At June 30, 2003, liquid assets were 20.26% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2003. No securities are classified as trading.


                                    Amortized   Unrealized   Unrealized     Market
                                      Cost         Gains       Losses       Value
                                     -------      -------      -------      -------
                                                     (in thousands)
Available-for-sale
     Investment securities           $42,712      $   701      $     9      $43,404
     Mortgage-backed securities       15,552          321            0       15,873
Held-to-maturity
     Mortgage-backed securities        2,967          168            0        3,135

At June 30, 2003, deposits were $221.10 million compared to $219.08 million at December 31, 2002. This is an increase of $1.07 million during the current quarter and $2.02 million during the six months ended June 30, 2003. During the six months ended June 30, 2003, core deposits (transaction and passbook savings accounts) increased $4.13 million. During the same period, short-term certificates (two years or less) decreased $1.82 million and certificates with original terms greater than two years decreased $285,000. Interest of $1.55 million during the current quarter and $3.19 million during the current six-month period was credited to accounts. After eliminating the effect of interest credited, deposits decreased $480,000 during the current quarter and $1.17 million during the six months ended June 30, 2003.

At June 30, 2003, the Company had outstanding borrowings of $31.71 million at an average cost of 5.92%. Included in the Company's borrowings are Federal Home Loan Bank advances of $30.56 million and a credit line totaling $1.50 million on which $1.15 million is outstanding. During the next twelve months, required principal reduction on amortizing advances will be $8.65 million.

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

As of June 30, 2003, Franklin was rated in the most favorable interest rate risk category under OTS guidelines. The composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999, to 71% adjustable, 23% fixed and 6% balloons at June 30, 2003. During the same time frame, core deposits have increased to 38% of total deposits from 24% at December 31, 1999 and certificates with original maturities of three years or more have increased to 40% of total deposits at June 30, 2003 from 24% at December 31, 1999. Because adjustable-rate mortgage loans (ARMs) are normally originated at rates lower than fixed-rate loans and longer term certificates normally have higher rates than shorter term certificates, this change in balance sheet composition has improved Franklin interest rate exposure but has reduced net interest income.

At June 30, 2003, $3.20 million of assets were classified substandard, $269,000 classified loss and $7.42 million were designated by management as special mention compared to $4.03 million as substandard, $227,000 as loss and $8.28 million as special mention at December 31, 2002. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $1.32 million at June 30, 2003 and $2.10 million at December 31, 2002. At June 30, 2003, the recorded investment in loans for which impairment has been recognized under SFAS No. 114 was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2003.

                                                 (Dollars in thousands)
                Balance at beginning of period           $1,203
                Charge offs                                  20
                Additions charged to operations             114
                Recoveries                                    0
                                                         ------
                Balance at end of period                 $1,297


The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At June 30, 2003, net worth was $24.06 million, which is 8.65% of assets. At the same date, book value per share was $14.70 compared to $14.33 at December 31, 2002.

The following table summarizes, as of June 30, 2003, the regulatory capital position of Franklin.


Capital Standard    Actual     Required       Excess      Actual     Required    Excess
                    ------     --------       ------      ------     --------    ------
                                            (Dollars in thousands)

Core               $22,087      $11,016      $11,071       8.02%       4.00%      4.02%
Risk-based          23,115       13,667        9,448      13.53%       8.00%      5.53%


COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2003 and 2002 was $636,000 and $468,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.



RESULTS OF OPERATIONS

The Company had net income of $356,000 ($0.22 per basic share) for the current quarter and $763,000 ($0.47 per basic share) for the six months ended June 30, 2003. This compares to a net loss of $245,000 ($0.15 per basic share) for the second quarter of 2002 and a net loss of $68,000 ($0.04 per basic share) for the six months ended June 30, 2002 after recognizing an impairment charge of $468,000 ($0.29 per share) after taxes on a WorldCom bond held in its portfolio. Earnings before the impairment charge were $223,000 ($0.14 per basic share) for the second quarter of 2002 and $400,000 ($0.25 per basic share) for the six months ended June 30, 2002. The increase in net income during the current six-month period reflects the impairment charge on the WorldCom bond plus increases of $296,000 in net interest income, $554,000 in profits on the sale of loans and investments and $304,000 in operating expenses.

Net interest income, before provisions for loan losses, was $1.44 million for the current quarter and $2.95 million for the first six months of 2003 compared to $1.33 and $2.66 million, respectively, for the same periods in 2002. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                              For the Six Month periods ended June 30,
                                                           2003  vs   2002
                                                                                  Total
                                             Increase (decrease) due to          increase
                                              Volume              Rate          (decrease)
                                              -------           -------           -------
Interest income attributable to:                         (Dollars in thousands)
  Loans receivable(1)                         ($  357)          ($  721)          ($1,078)
  Mortgage-backed securities                       (2)             (138)             (140)
  Investments                                     215                 3               218
  FHLB stock                                        4               (12)               (8)
                                              -------           -------           -------
  Total interest-earning assets               ($  140)          ($  868)          ($1,008)

Interest expense attributable to:
  Demand deposits                             ($   99)          $    79           ($   20)
  Savings accounts                                 74              (206)             (132)
  Certificates                                   (310)             (503)             (813)
  FHLB advances                                  (298)              (41)             (339)
                                              -------           -------           -------
  Total interest-bearing liabilities          ($  633)          ($  671)          ($1,304)

Increase (decrease) in net
  interest income                             $   493           ($  197)          $   296

                        (1) Includes non-accruing loans.


As the tables below illustrate, average interest-earning assets increased $69,000 to $267.32 million during the six months ended June 30, 2003, from $267.25 million for the six months ended June 30, 2002. Average interest-bearing liabilities decreased $951,000 from $255.29 million for the six months ended June 30, 2002, to $254.34 million for the current six-month period. Thus, average net interest-earning assets increased $1.02 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.04% for the six months ended June 30, 2003, compared to 1.77% for the same period in 2002. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 4.71% for the six months ended June 30, 2002, to 3.70% for the same six-month period in 2003. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of certificates from 5.37% to 4.66% and the cost of savings accounts from 2.25% to 1.02%. The yield on interest-earning assets declined from 6.48% for the six months ended June 30, 2002 to 5.74% for the current six-month period. The overall decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the general decline in market interest rates.

                                               For the Six Months ended June 30, 2003
                                                      Average
                                                    outstanding     Yield/cost
                                                    -----------     ----------
                                                       Dollars in thousands)
  Average interest-earning assets
     Loans                                            $187,322         6.38%
     Mortgage-backed securities                         20,454         4.41%
     Investments                                        55,535         4.15%
     FHLB stock                                          4,007         3.94%
                                                      --------         ----
       Total                                          $267,318         5.74%
                                                      --------         ----

  Average interest-bearing liabilities
     Demand deposits                                  $ 52,258         1.15%
     Savings accounts                                   30,531         1.02%
     Certificates                                      137,464         4.66%
     FHLB advances                                      34,083         6.16%
                                                      --------         ----
       Total                                          $254,336         3.70%

Net interest-earning assets/interest rate spread      $ 12,982         2.04%

                                               For the Six Months ended June 30,2002
                                                      Average
                                                    outstanding     Yield/cost
                                                    -----------     ----------
                                                      (Dollars in thousands)
  Average interest-earning assets
     Loans                                            $197,706         7.13%
     Mortgage-backed securities                         45,190         5.76%
     Investments                                        20,521         4.13%
     FHLB stock                                          3,832         4.59%
                                                      --------         ----
       Total                                          $267,249         6.48%

  Average interest-bearing liabilities
     Demand deposits                                  $ 36,432         1.76%
     Savings accounts                                   25,510         2.25%
     Certificates                                      149,628         5.37%
     FHLB advances                                      43,717         6.35%
                                                      --------         ----
       Total                                          $255,287         4.71%

Net interest-earning assets/interest rate spread      $ 11,962         1.77%


Noninterest income was $637,000 for the quarter and $1.20 million for the six months ended June 30, 2003 compared to $301,000 for the same quarter in 2002 and $555,000 for the six months ended June 30, 2002. The increase in noninterest income when comparing the six-month periods is the result of a $301,000 increase in profits on the sale of loans and a $253,000 increase in profits on the sale of investments. The increase in the profit on the sale of loans is due to the increase in loan sales discussed previously, and the increased profits on the sale of investments reflects opportunities created by the low rate environment.

Noninterest expenses were $1.49 million for the current quarter and $2.89 million for the current six-month period compared to $1.99 million for the same quarter in 2002 and $3.29 million for the six months ended June 30, 2002. Noninterest expenses for 2002 included a $710,000 impairment charge on the WorldCom bond. As a percentage of average assets, this is 2.06% for the six months ended June 30, 2003 compared to 2.36% for the first six months of 2002 (1.85% excluding the WorldCom impairment charge). The increase during the current six-month period, excluding the impairment charge on the WorldCom bond, reflects increases of $126,000 in compensation and employee benefits due to additional loan personnel, $66,000 in office occupancy expense due to the opening of the new Glenway office, $38,000 in advertising and $13,000 in service bureau expense.

ITEM 3.  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls, which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

        None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

        None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held on April 28, 2003, the following items were voted on by the shareholders:

                                                                                   Voting
                                                                                  Negative
                                                                                     or
                                                                 Affirmative       Withheld    Abstentions
        Election of the following directors:

               Richard H Finan                                   1,092,465           233,207        0
               Mary W Sullivan                                   1,190,965           134,707        0



        Ratification of the selection of Clark, Schaefer,
        Hackett & Co. as independent accountants
        for the current fiscal year.                             1,232,580            92,637      455


Item 5.  OTHER INFORMATION

        A. Press Release dated June 24, 2003



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

                31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

                32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        B. Current report on Form 8-K

                        On April 18, 2003 First Franklin filed a Form 8-K announcing earnings for the first quarter 2003.

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360


June 24, 2003
Cincinnati, Ohio


First Franklin Corporation Declares Quarterly Dividend


The Board of Directors of First Franklin Corporation has declared a dividend of $0.075 per share for the second quarter of 2003. This is the sixty-second consecutive dividend paid by the company. The quarterly dividend will be payable July 21, 2003 to shareholders of record as of July 3, 2003. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be June 30, 2003. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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


Date:  August 14, 2003