Form 10QSB
period 2003-09-30
FIRST FRANKLIN CORP
filed 2003-11-14
CIK 742161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period from ----------------- to ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2003 there were issued and outstanding 1,640,725 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one)
      Yes [ ]     No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                             Page
                                                                             No.
Part I.  Financial Information

Item 1.    Consolidated Balance Sheets -
           September 30, 2003 and December 31, 2002                           3

           Consolidated Statements of Operations and Retained
           Earnings - Three-and Nine-month Periods ended September 30,
           2003 and 2002                                                      4

           Consolidated Statements of Cash Flows - Nine-month
           Periods ended September 30, 2003 and 2002                          5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8

Item 3.    Controls and Procedures                                           15

Part II. Other Information                                                   16

           Press Release dated September 23, 2003                            17

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     Sept 30,2003    Dec 31,2002
                                                     ------------    ------------
                                                     (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $100 and $9,130,
  respectively                                       $      3,810    $     15,237
Investment securities
  Available-for-sale, at market value
     (amortized cost of $43,612 and
      $45,292, respectively)                               43,663          45,935
Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $13,922 and
      $17,716, respectively)                               14,052          17,939
  Held-to-maturity, at amortized cost
    (market value of $2,536 and
     $4,615, respectively)                                  2,396           4,351
Loans receivable, net                                     197,762         187,754
Real estate owned, net                                        190             160
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                    4,094           3,974
Accrued interest receivable                                 1,264           1,314
Property and equipment, net                                 3,710           3,287
Other assets                                                3,823           2,233
                                                     ------------    ------------
                                                     $    274,764    $    282,184

     LIABILITIES
Deposits                                             $    220,273    $    219,084
Borrowings                                                 28,901          37,436
Advances by borrowers for taxes
  and insurance                                               796           1,274
Other liabilities                                             661             682
                                                     ------------    ------------
     Total liabilities                                    250,631         258,476
                                                     ------------    ------------

Minority interest in consolidated subsidiary                  327             281
                                                     ------------    ------------

     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 09/30/03 and 12/31/02                      13              13
Additional paid in capital                                  6,189           6,189
Treasury stock, at cost- 370,142 shares at
   09/30/03 and 375,696 shares at 12/31/02                 (3,702)         (3,753)
Retained earnings, substantially restricted                21,187          20,406
Accumulated other comprehensive income:
   Unrealized gain on available-for-sale
   securities, net of taxes of $62 at 09/30/03
   and $295 at 12/31/02                                       119             572
                                                     ------------    ------------
     Total stockholders' equity                            23,806          23,427
                                                     ------------    ------------
                                                     $    274,764    $    282,184

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (Dollars in thousands, except per share data)

                                         For the Three Months Ended      For the  Nine Months Ended
                                        Sept. 30,2003  Sept. 30,2002    Sept. 30,2003  Sept. 30,2002
                                        -------------  -------------    -------------  -------------
                                                 (Unaudited)                      (Unaudited)
Interest income:
  Loans receivable                           $  2,931       $  3,453         $  8,905       $ 10,505
  Mortgage-backed securities                      178            265              629            856
  Investment securities                           506            586            1,738          1,608
                                             --------       --------         --------       --------
                                                3,615          4,304           11,272         12,969
Interest expense:
  Deposits                                      1,686          2,247            5,342          6,868
  Borrowings                                      454            640            1,504          2,029
                                             --------       --------         --------       --------
                                                2,140          2,887            6,846          8,897
                                             --------       --------         --------       --------
     Net interest income                        1,475          1,417            4,426          4,072

Provision for loan losses                          72             28              186             76
                                             --------       --------         --------       --------
     Net interest income after
       provision for loan losses                1,403          1,389            4,240          3,996
                                             --------       --------         --------       --------
Noninterest income:
  Gain on loans sold                              260            193              698            330
  Gain on sale of investments                      69            183              408            269
  Service fees on NOW accounts                     91             89              275            247
  Other income                                    172            131              413            305
                                             --------       --------         --------       --------
                                                  592            596            1,794          1,151
Noninterest expense:
  Salaries and employee benefits                  658            568            1,946          1,730
  Occupancy expense                               196            189              600            527
  Advertising                                      67             75              233            203
  Federal deposit insurance premiums                9             25               59             74
  Service bureau expense                           95             91              275            258
  Impairment of investment                          0             90                0            800
  Other expenses                                  385            373            1,183          1,111
                                             --------       --------         --------       --------
                                                1,410          1,411            4,296          4,703

Income before federal income taxes                585            574            1,738            444

Provision for federal income taxes                192            187              582            125
                                             --------       --------         --------       --------
  Net income                                 $    393       $    387         $  1,156       $    319

RETAINED EARNINGS-BEGINNING OF PERIOD        $ 20,926       $ 19,518         $ 20,406       $ 19,829
  Net income                                      393            387            1,156            319
  Less: dividends declared                       (132)          (123)            (375)          (366)
                                             --------       --------         --------       --------
RETAINED EARNINGS-END OF PERIOD              $ 21,187       $ 19,782         $ 21,187       $ 19,782

EARNINGS PER COMMON SHARE
        Basic                                $   0.24       $   0.24         $   0.71       $   0.20
        Diluted                              $   0.23       $   0.24         $   0.69       $   0.20

DIVIDENDS DECLARED PER COMMON SHARE          $  0.080       $  0.075         $  0.230       $  0.225

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   For The Nine Months Ended
                                                                                Sept. 30,2003     Sept. 30,2002
                                                                                -------------     -------------
                                                                                          (Unaudited)
Cash provided (used) by operating activities:

Net income                                                                           $  1,156          $    319

Adjustments to reconcile net income to net cash provided (used) by operating activities:

     Provision for loan losses                                                            186                76
     Impairment of investment                                                               0               800
     Gain on sale of investments                                                         (408)             (269)
     Depreciation and amortization                                                        249               231
     FHLB stock dividend                                                                 (120)             (134)
     Decrease (increase) in accrued interest receivable                                    50              (109)
     Increase in other assets                                                            (565)             (659)
     Decrease in other liabilities                                                        (21)             (385)
     Other, net                                                                          (923)             (299)
     Loans sold                                                                        47,697            19,195
     Disbursements on loans originated for sale                                       (45,047)          (19,195)
                                                                                     --------          --------
Net cash provided (used) by operating activities                                        2,254              (429)
                                                                                     --------          --------

Cash provided (used) by investing activities:
  Loan principal reductions                                                            58,127            55,957
  Disbursements on mortgage and other
     loans purchased or originated for investment                                     (71,104)          (49,420)
  Repayments on mortgage-backed securities                                              6,746             6,664
  Purchase of available-for-sale mortgage-backed securities                            (1,004)          (13,043)
  Sale of available-for-sale mortgage-backed securities                                     0             3,427
  Purchase of available-for-sale investment securities                                (44,827)          (26,947)
  Proceeds from the sale of or maturity of available-for-sale
     investment securities                                                             46,308            10,094
  Sale of student loans                                                                   387             1,173
  Proceeds from sale of real estate owned                                                 391                 0
  Capital expenditures                                                                   (557)             (636)
                                                                                     --------          --------
Net cash used by investing activities                                                  (5,533)          (12,731)
                                                                                     --------          --------

Cash provided (used) by financing activities:
  Net increase in deposits                                                              1,189             8,817
  Repayment of borrowed money                                                          (8,535)           (6,796)
  Decrease in advances by borrowers
     for taxes and insurance                                                             (478)             (576)
  Proceeds from sale of common stock                                                       51               135
  Payment of dividends                                                                   (375)             (366)
                                                                                     --------          --------
Net cash provided (used) by financing activities                                       (8,148)            1,214
                                                                                     --------          --------

Net decrease in cash                                                                  (11,427)          (11,946)
Cash at beginning of period                                                            15,237            21,042
                                                                                     --------          --------
CASH AT END OF PERIOD                                                                $  3,810          $  9,096

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2002 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation, that amends certain previously issued statements. The pronouncement provides alternative methods for the voluntary change to the fair value method of accounting for stock based employee compensation. The pronouncement also requires additional disclosure in both annual and interim financial statements. This pronouncement is effective for fiscal years beginning after December 15, 2003.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity that establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liability and equity. It requires an issuer to classify a financial instrument within the scope of the pronouncement as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The issuance expands on existing accounting and disclosure requirements relating to the consolidation of variable interest entities (VIE). The issuance also provides the characteristics and definition of a VIE. The Interpretation is effective for all VIE's created after January 31, 2003, and for years beginning after December 15, 2003, for all VIE's created prior to February 1, 2003. The Company does not expect an impact from the adoption of the Interpretation.

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

The Company's operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to maximizing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management's goal is to maintain profitability and a strong capital position. It seeks to accomplish this goal by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and
(vi) maintaining asset quality.

As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision ("OTS"), although the Company's activities are not limited by the OTS as long as certain conditions are met. The Company's assets consist of cash, interest-earning deposits, the building in which the Company's corporate offices are located and investments in Franklin, DirectTeller Systems Inc. ("DirectTeller") and Financial Institutions Partners lll, L.P. ("FIP lll").

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase other investments. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.

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

FIP lll is a limited partnership that invests in equity securities of publicly traded financial institutions. The Company has invested $1.50 million in the partnership. At June 30, 2003, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.06 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

In January 2002, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next two years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. Management believes that these objectives can be accomplished through commercial real estate and home equity loan growth, the use of technology to improve efficiency and/or customer service and maintaining interest rate risk at or above levels required by OTS.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $7.42 million (2.6%) from $282.18 million at December 31, 2002 to $274.76 million at September 30, 2003, compared to a $1.64 million (0.6%) increase for the same period in 2002. During 2003, mortgage-backed securities decreased $5.84 million, cash and investments decreased $13.70 million, loans outstanding increased $10.01 million, deposits increased $1.19 million and borrowings decreased $8.54 million.

Loan disbursements were $116.15 million during the current nine-month period compared to $68.62 million during the nine months ended September 30, 2002. Disbursements during the third quarter of 2003 were $45.67 million compared to $30.58 million during the same quarter in 2002. Mortgage loan sales were $47.70 million during the current nine-month period compared to $19.20 million during the nine months ended September 30, 2002. At September 30, 2003, commitments to originate mortgage loans were $2.10 million. At the same date, $3.71 million of undisbursed loan funds were being held on various construction loans and the Company had undisbursed lines of credit on consumer and commercial loans of approximately $14.62 million. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $13.70 million during the nine months ended September 30, 2003, to $47.47 million. This decrease reflects loan and mortgage-backed securities repayments of $64.87 million, deposit growth of $1.19 million and mortgage loan sales of $47.70 million less purchases of mortgage-backed securities of $1.00 million, loan disbursements of $116.15 million and a reduction in borrowings of $8.54 million. At September 30, 2003, liquid assets were 17.28% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2003. No securities are classified as trading.

                                    Amortized    Unrealized    Unrealized     Market
                                      Cost         Gains         Losses       Value
                                    -------------------------------------------------
                                                     (in thousands)
Available-for-sale
  Investment securities              $ 43,612         $ 517         $ 466    $ 43,663
  Mortgage-backed securities           13,922           143            13      14,052
Held-to-maturity
  Mortgage-backed securities            2,396           140             0       2,536

At September 30, 2003, deposits were $220.27 million compared to $219.08 million at December 31, 2002. This reflects a decrease of $835,000 during the current quarter and an increase of $1.19 million during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, core deposits (transaction and passbook savings accounts) increased $4.83 million, short-term certificates (two years or less) decreased $1.74 million and certificates with original terms greater than two years decreased $1.90 million. Interest of $1.48 million during the current quarter and $4.66 million during the current nine-month period was credited to accounts. After eliminating the effect of interest credited, deposits decreased $2.32 million during the current quarter and $3.47 million during the nine months ended September 30, 2003.

At September 30, 2003, the Company had outstanding borrowings of $28.90 million at an average cost of 5.47%. Included in the Company's borrowings are Federal Home Loan Bank advances of $27.75 million and a credit line totaling $1.50 million on which $1.15 million is outstanding. Borrowings have been reduced $8.54 million during the nine-month period. The majority of the borrowings repaid had a rate above 6.00%. During the next twelve months, required principal reduction on amortizing advances will be $6.46 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and Federal Home Loan Bank advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist of mortgage loans, mortgage-backed securities, consumer and other loans, corporate debt securities and U.S. Treasury and agency securities. While having liabilities that mature or reprice more rapidly than assets may be beneficial in times of declining interest rates, such an asset/liability structure may have the opposite effect during periods of rising interest rates. Conversely, having assets that reprice or mature more rapidly than liabilities may adversely affect net interest income during periods of declining interest rates.

As of June 30, 2003, Franklin was rated in the most favorable interest rate risk category under OTS guidelines. The composition of the loan portfolio has gone from 33% adjustable, 56% fixed and 11% balloons at December 31, 1999, to 72% adjustable, 23% fixed and 5% balloons at September 30, 2003. During the same time frame, core deposits have increased to 39% of total deposits from 24% at December 31, 1999 and certificates with original maturities of three years or more have increased to 39% of total deposits at September 30, 2003 from 24% at December 31, 1999. Because adjustable-rate mortgage loans (ARMs) are normally originated at rates lower than fixed-rate loans and longer term certificates normally have higher rates than shorter term certificates, this change in balance sheet composition has improved Franklin interest rate exposure but has reduced net interest income.

At September 30, 2003, $3.93 million of assets were classified substandard, $271,000 classified loss and $6.29 million were designated by management as special mention compared to $4.03 million as substandard, $227,000 as loss and $8.28 million as special mention at December 31, 2002. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $2.62 million at September 30, 2003 and $2.10 million at December 31, 2002. Management believes that the increase in delinquencies is the result of the unfavorable economy, and that delinquencies will decrease as the economy improves. At September 30, 2003, the recorded investment in loans for which impairment has been recognized under SFAS No. 114 was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2003.

                                      (Dollars in thousands)
Balance at beginning of period               $ 1,203
Charge offs                                       41
Additions charged to operations                  186
Recoveries                                         0
                                             -------
Balance at end of period                     $ 1,348

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At September 30, 2003, net worth was $23.81 million, which is 8.66% of assets. At the same date, book value per share was $14.51 compared to $14.33 at December 31, 2002.

The following table summarizes, as of September 30, 2003, the regulatory capital position of Franklin.

Capital Standard      Actual   Required   Excess   Actual  Required  Excess
----------------     --------  --------  --------  ------  --------  ------
                       (Dollars in thousands)
Core                 $ 22,121  $ 10,874  $ 11,247    8.14%     4.00%   4.14%
Risk-based             23,197    13,872     9,325   13.38%     8.00%   5.38%

COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2003 and 2002 was $434,000 and $639,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

The Company had net income of $393,000 ($0.24 per basic share) for the current quarter and $1.16 million ($0.71 per basic share) for the nine months ended September 30, 2003. This compares to net income of $387,000 ($0.24 per basic share) for the third quarter of 2002 and $319,000 ($0.20 per basic share) for the nine months ended September 30, 2002 after recognizing an impairment charge of $528,000 ($0.32 per share) after taxes on a WorldCom bond held in its portfolio. Earnings before the impairment charge were $847,000 ($0.52 per basic share) for the nine months ended September 30, 2002. The increase in net income during the current nine-month period reflects the absence of the impairment charge on the WorldCom bond plus increases of $354,000 in net interest income, $507,000 in profits on the sale of loans and investments and $393,000 in operating expenses.

Net interest income, before provisions for loan losses, was $1.48 million for the current quarter and $4.43 million for the first nine months of 2003 compared to $1.42 million and $4.07 million, respectively, for the same periods in 2002. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                          For the Nine-month Periods ended Sept. 30,
                                                      2003 vs 2002
                                                                                Total
                                            Increase (decrease) due to         increase
                                         Volume             Rate              (decrease)
                                        --------    ----------------------    ----------
                                                    (Dollars in thousands)
Interest income attributable to:
  Loans receivable (1)                   ($363)            ($1,237)            ($1,600)
  Mortgage-backed securities               (81)               (146)               (227)
  Investments                              211                 (67)                144
  FHLB stock                                 6                 (20)                (14)
                                          ----              ------              ------
  Total interest-earning assets          ($227)            ($1,470)            ($1,697)

Interest expense attributable to:
  Demand deposits                         $875             ($  975)            ($  100)
  Savings accounts                          93                (317)               (224)
  Certificates                            (413)               (789)             (1,202)
  FHLB advances                           (463)                (62)               (525)
                                          ----              ------              ------
  Total interest-bearing liabilities      $ 92             ($2,143)            ($2,051)

Increase (decrease) in net
  interest income                        ($319)             $  673              $  354

                (1) Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets decreased $1.98 million to $265.66 million during the nine months ended September 30, 2003, from $267.64 million for the nine months ended September 30, 2002. Average interest-bearing liabilities decreased $2.33 million from $255.41 million for the nine months ended September 30, 2002, to $253.08 million for the current nine-month period. Thus, average net interest-earning assets increased $344,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.05% for the nine months ended September 30, 2003, compared to 1.82% for the same period in 2002. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 4.64% for the nine months ended September 30, 2002, to 3.61% for the same nine-month period in 2003. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of certificates from 5.32% to 4.57% and the cost of savings accounts from 2.23% to 0.93%. The yield on interest-earning assets declined from 6.46% for the nine months ended September 30, 2002 to 5.66% for the current nine-month period. The overall decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the general decline in market interest rates.


                                                     For the Nine Months ended Sept. 30, 2003
                                                            Average
                                                          outstanding           Yield/cost
                                                     ----------------------     ----------
                                                     (Dollars in thousands)
Average interest-earning assets
  Loans                                                     $189,832               6.25%
  Mortgage-backed securities                                  19,298               4.35%
  Investments                                                 52,499               4.11%
  FHLB stock                                                   4,027               3.97%
                                                            --------               ----
    Total                                                   $265,656               5.66%

Average interest-bearing liabilities
  Demand deposits                                           $ 52,914               1.09%
  Savings accounts                                            30,513               0.93%
  Certificates                                               137,014               4.57%
  FHLB advances                                               32,643               6.14%
                                                            --------               ----
    Total                                                   $253,084               3.61%

Net interest-earning assets/interest rate spread            $ 12,572               2.05%

                                                     For the Nine Months ended Sept. 30, 2002
                                                            Average
                                                          outstanding           Yield/cost
                                                     ----------------------     ----------
                                                     (Dollars in thousands)
Average interest-earning assets
  Loans                                                     $196,824               7.12%
  Mortgage-backed securities                                  21,483               5.31%
  Investments                                                 45,477               4.32%
  FHLB stock                                                   3,854               4.64%
                                                            --------               ----
    Total                                                   $267,638               6.46%

Average interest-bearing liabilities
  Demand deposits                                           $ 38,821               1.82%
  Savings accounts                                            26,039               2.23%
  Certificates                                               147,905               5.32%
  FHLB advances                                               42,645               6.35%
                                                            --------               ----
    Total                                                   $255,410               4.64%

Net interest-earning assets/interest rate spread            $ 12,228               1.82%

Noninterest income was $592,000 for the quarter and $1.79 million for the nine months ended September 30, 2003 compared to $596,000 for the same quarter in 2002 and $1.15 million for the nine months ended September 30, 2002. The increase in noninterest income when comparing the nine-month periods is the result of a $368,000 increase in profits on the sale of loans and a $139,000 increase in profits on the sale of investments. The increase in the profit on the sale of loans is due to the increase in loan sales discussed previously, and the increased profits on the sale of investments reflects opportunities created by the low rate environment.

Noninterest expenses were $1.41 million for the current quarter and $4.30 million for the current nine-month period compared to $1.41 million for the same quarter in 2002 and $4.70 million for the nine months ended September 30, 2002. Noninterest expenses for 2002 included an $800,000 impairment charge on the WorldCom bond. As a percentage of average assets, this is 2.05% for the nine months ended September 30, 2003 compared to 2.24% for the first nine months of 2002 (1.86% excluding the WorldCom impairment charge). The increase during the current nine-month period, excluding the impairment charge on the WorldCom bond, reflects increases of $216,000 in compensation and employee benefits due to additional loan personnel, $73,000 in office occupancy expense due to the opening of the new Glenway office, $30,000 in advertising and $17,000 in service bureau expense.

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

         None

Item 5. OTHER INFORMATION

         A. Press Release dated September 23, 2003

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits

                  31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

                  32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         B. Current Report on Form 8-K

                           On July 18, 2003 First Franklin filed a Form 8-K announcing earnings for the second quarter 2003.

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360

September 23, 2003
Cincinnati, Ohio

First Franklin Corporation Increases Quarterly Dividend

The Board of Directors of First Franklin Corporation has declared a dividend of $0.08 per share for the third quarter of 2003. This is the sixty-third consecutive dividend paid by the company and represents a 6.7% increase above the dividend for the second quarter of 2003. The quarterly dividend will be payable October 20, 2003 to shareholders of record as of October 3, 2003. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be September 30, 2003. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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

Date: November 14, 2003