Form 10KSB
period 2003-12-31
FIRST FRANKLIN CORP
filed 2004-03-29
CIK 742161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

               For the transition period from ------------ to ----------------

                         Commission File Number: 0-16362

                           FIRST FRANKLIN CORPORATION
                      -----------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                         31-1221029
--------------------------------                       ----------------------
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
               -----------------------------------------------------
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common stock, par value $.01 per share
               -----------------------------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $16.93 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The Nasdaq National Market as of March 10, 2004, was $20.94 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,644,716 of the issuer's common shares were issued and outstanding on March 10, 2004.

         Documents Incorporated by Reference and Included as Exhibits:
    Part II of Form 10-KSB - Portions of 2003 Annual Report to Stockholders
     Part III of Form 10-KSB - Portions of Proxy Statement for 2004 Annual
                            Meeting of Stockholders

Transitional Small Business Disclosure Format        Yes [ ]     No [X]

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

         As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). The assets of the Company, on an unconsolidated basis, consist primarily of cash, interest-earning deposits, the office building in which the Company's corporate offices are located, an investment in Financial Institutions Partners III, L.P. and the stock of Franklin and DirectTeller Systems, Inc.

         The executive offices of the Company are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and the Company's telephone number at that address is
(513) 469-5352.

THE FRANKLIN SAVINGS AND LOAN COMPANY

         Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2003, Franklin had approximately $270.86 million of assets, deposits of approximately $222.02 million and stockholders' equity of approximately $22.25 million.

         The principal business of Franklin is accepting savings deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family owner occupied residential real estate. Franklin also makes loans secured by multi-family real estate and nonresidential real estate and loans for consumer purposes.

         Franklin's income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, interest paid on borrowings and operating expenses. The primary component of its net income is its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. The interest income and interest expense of Franklin change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin's control. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the portions of the Annual Report to Stockholders (the "Annual Report") for additional information regarding maturity or repricing timing differences and the impact of interest rates on Franklin's operating results.

         Franklin's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF") up to maximum permitted levels. Franklin is subject to examination and regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), the OTS and the FDIC. Franklin is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System. Franklin is subject to certain regulations of the Federal Reserve Board (the "FRB"). See "Regulation."

         Franklin's executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and Franklin's telephone number at that address is (513) 469-8000.

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

         Franklin's current lending strategy is to originate fixed-rate loans primarily for sale in the secondary market and to originate adjustable-rate loans for retention in its own portfolio. When consumer demand for adjustable-rate mortgage loans ("ARMs") declines, Franklin may purchase adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 2003, interest rates offered on fixed-rate loans decreased substantially from levels experienced during the past few years, resulting in increased refinancings and new home purchases and causing consumer demand for fixed-rate mortgage loans to increase. The increase in the origination of fixed-rate loans caused loans sold to increase during 2003 to $50.65 million from $37.80 million during 2002. Increased interest rates in the future could affect the amount of loans sold in the future.

         Franklin has an agreement with the Student Loan Marketing Association to sell all student loans that reach the repayment stage. Loans totaling $492,000 were sold under that agreement in 2003 at a profit of $6,100, compared to $1.17 million of loans sold at a profit of $14,700 in 2002.

         The following table sets forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:

                                                                                           At December 31,
                                                    -------------------------------------------------------
                                         2003              2002              2001               2000               1999
                                  ----------------   ----------------  ----------------   -------------------------------------
                                   Amount   Percent  Amount    Percent  Amount   Percent   Amount    Percent  Amount    Percent
                                  ---------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Type of loan
Loans secured by real estate:
   Residential                    $126,659   57.93% $126,804    59.39% $150,950   65.56%  $171,340    67.80% $141,979     62.90%
   Nonresidential                   33,354   15.26    30,184    14.14    29,923   13.01     22,942     9.08    19,855      8.80
   Construction                      8,841    4.04    10,677     4.99     8,502    3.69      7,473     2.96     6,354      2.82
Consumer and other loans            34,878   15.95    23,774    11.14    19,633    8.52      8,769     3.47     4,207      1.86
                                  --------  ------  --------   ------  --------  ------   --------   ------  --------    ------
                                   203,732   93.18   191,439    89.66   209,008   90.78    210,524    83.31   172,395     76.38
                                  --------  ------  --------   ------  --------  ------   --------   ------  --------    ------
Mortgage-backed securities:
   Held to maturity                  1,957    0.90     4,351     2.04     7,423    3.22     11,145     4.42    13,596      6.02
   Available for sale               12,950    5.92    17,716    8.30     13,818    6.00     31,026    12.27    39,719     17.60
                                  --------  ------  --------   ------  --------  ------   --------   ------  --------    ------
                                    14,907    6.82    22,067    10.34    21,241    9.22     42,171    16.69    53,315     23.62
                                  --------  ------  --------   ------  --------  ------   --------   ------  --------    ------
     Total loans receivable
       (before net items)         $218,639  100.00% $213,506   100.00% $230,249  100.00%  $252,695   100.00% $225,710    100.00%
                                  ========  ======  ========   ======  ========  ======   ========   ======  ========    ======
Type of rate
Fixed rate                        $ 54,718   25.03% $ 66,979    31.37% $ 96,089   41.73%  $120,988    47.88% $131,922     58.45%
Adjustable rate                   163,921    74.97   146,527    68.63   134,160   58.27    131,707    52.12    93,788     41.55
                                  --------  ------  --------   ------  --------  ------   --------   ------  --------    ------
     Total loans receivable
       (before net items)         $218,639  100.00% $213,506   100.00% $230,249  100.00%  $252,695   100.00% $225,710    100.00%
                                  ========  ======  ========   ======  ========  ======   ========   ======  ========    ======
Type of security
Residential:
   Single-family                  $122,037   55.82% $128,840    60.34% $149,267   64.83%  $192,444    76.16% $180,065     79.77%
   2-4 family                        8,193    3.75     7,701     3.61     9,388    4.08      9,816     3.88     9,160      4.06
   Multi-family                     14,536    6.65    15,737     7.37    18,512    8.04     15,991     6.33    11,683      5.18
Nonresidential real estate          38,994   17.83    37,454    17.54    33,449   14.53     25,675    10.16    20,595      9.12
Student loans                          554    0.25       507     0.24       960    0.41        704     0.28       704      0.31
Consumer and other loans            34,325   15.70    23,267    10.90     18,673   8.11      8,065     3.19     3,503      1.56
                                  --------  ------  --------   ------  --------  ------   --------   ------  --------    ------
     Total loans receivable
       (before net items)         $218,639  100.00% $213,506   100.00% $230,249  100.00%  $252,695   100.00% $225,710    100.00%
                                  ========  ======  ========   ======  ========  ======   ========   ======  ========    ======

         The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:

                                                                     At December 31,
                                                    ------------------------------------------------
                                                      2003                2002                2001
                                                    --------            --------            --------
                                                                      (In thousands)
Gross loans receivable and mortgage-backed
   securities (before net items)                    $218,639            $213,506            $230,249

Less:
   Loans in process                                    2,286               2,390               5,270
   Deferred loan fees                                    141                 112                  83
   Allowance for possible loan losses                  1,369               1,183               1,100

   Unrealized gain on available for sale
     mortgage-backed securities                          (87)               (223)               (279)
                                                    --------            --------            --------

     Total                                             3,709               3,462               6,174
                                                    --------            --------            --------

Loans receivable and mortgage-backed
   securities - net                                 $214,930            $210,044            $224,075
                                                    ========            ========            ========

         The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change.

                       One- to four-family
                           real estate      Other real estate    Mortgage-backed       Consumer and
                          mortgage loans      mortgage loans       securities          other loans             Total
                       ------------------  -------------------  ----------------  ---------------------  --------------------
                                 Weighted             Weighted           Weighted          Weighted                 Weighted
                                  Average             average            average            average                 average
                        Amount     rate      Amount     rate     Amount   rate     Amount    rate        Amount      rate
                        ------     ----      ------     ----     ------   ----     ------    ----        ------      ----
                                                           (Dollars in thousands)
Due during years
ending December 31:

2004                   $ 17,106    6.09%   $16,945      6.60%   $12,901    3.33%  $33,474    4.89%      $ 80,426      5.25%
2005 and 2006            46,633    5.43     21,301      6.85          -       -       442    9.46         68,376      5.89
2007 and 2008            11,082    5.01      8,471      6.48        835    6.01       698    7.26         21,086      5.71
2009 to 2013              7,540    5.82      3,802      7.04          -       -       210    6.40         11,552      6.24
2014 to 2023             12,099    5.57      2,214      5.34         47    7.10        55    8.50         14,415      5.55
2024 and following       20,863    5.91        797      5.72      1,124    7.64         -       -         22,784      5.99
                       --------            -------              -------           -------               --------
  Total                $115,323    5.61%   $53,530      6.65%   $14,907    3.82%  $34,879    5.01%      $218,639      5.65%
                       ========            =======              =======           =======               ========

         As of December 31, 2003, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2004, consisted of $85.84 million of adjustable-rate loans and $52.37 million of fixed-rate loans.

         The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                                               Year ended December 31,
                                                  --------------------------------------------------
                                                     2003                 2002               2001
                                                  ---------            ---------          ----------
Loans originated:
   One- to four-family                            $  88,310            $  61,436             $48,804
   Multi-family                                       4,546                3,467               2,754
   Nonresidential                                     7,636                9,276               9,730
   Land                                                 677                1,046                  65
   Consumer and other                                32,798               24,306              13,560
                                                   --------             --------            --------
    Total loans originated                          133,967               99,531              74,913
Mortgage-backed securities purchased                  1,004               13,043                   -
Loans purchased                                           -                1,100                   5
                                                  ---------             --------          ----------
      Total loans originated and
        mortgage-backed securities and
        loans  purchased                            134,971              113,674              74,918
                                                  ---------             --------          ----------

Loans sold:
    One- to four-family                              49,730               37,802              22,170
    Other                                             1,415                1,168                 373
Mortgage-backed securities sold                           -                3,427               7,480
Principal reductions and payoffs                     78,693               88,020              67,341
                                                  ---------             --------          ----------
Increase (decrease) in loans receivable               5,133              (16,743)            (22,446)
Decrease (increase) in net items                       (247)               2,712              (1,657)
                                                  ---------             --------          ----------
Net increase (decrease) in loans receivable       $   4,886            ($ 14,031)           ($24,103)
                                                  =========            =========          ==========

         In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2003, Franklin sold approximately $49.73 million in fixed-rate residential loans. At December 31, 2003, Franklin serviced $76.57 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2003 were $133.97 million, an increase of 34.60% above 2002 levels. This increase in loan originations was the result of favorable market conditions and lower interest rates which led to increased originations of fixed-rate one-to four-family real estate loans and home equity lines of credit. Increases in rates could adversely affect the number of loans originated and the number of loans sold. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and - Liquidity" in the Annual Report.

         Loans are originated primarily in, and within 25 miles of, Cincinnati, Ohio and come from various sources, including walk-in and existing customers, customer referrals, loan solicitors employed by Franklin, real estate agents and, to a lesser extent, loan brokers and builders. Loan applications are reviewed by salaried employees. The Chief Lending Officer, or any individual to whom the Chief Lending Officer has delegated such authority, may approve real estate loans up to $350,000. Any loans which, when aggregated with other Franklin loans to that same borrower, exceed $350,000 but do not exceed $500,000 must be approved by the loan committee which is comprised of at least two officers, one of whom must be the Chief Lending Officer. The President has the authority to approve loans in amounts of up to $1.5 million. Other loans must be approved by the Executive Committee or the Board of Directors. Real estate pledged to secure a loan is appraised by a designated appraiser.

         All mortgage loans originated by Franklin contain a "due-on-sale" clause providing that Franklin may declare the unpaid principal balance due and payable upon the sale or other transfer of the mortgaged property. After taking other business factors into consideration, Franklin determines whether to enforce these due-on-sale clauses, however, Franklin generally enforces such clauses to the extent permitted by law.

         FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower (the "Lending Limit") to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital ("Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." An exception to the Lending Limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the Lending Limit on a case-by-case basis. In applying the Lending Limit, loans to certain related or affiliated borrowers are aggregated.

         Based on the 15% Lending Limit, Franklin was able to lend approximately $3.48 million to one borrower at December 31, 2003. Franklin had no outstanding loans in excess of such limit at December 31, 2003.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Franklin's lending program has been the origination of loans secured by one- to four-family residences. At December 31, 2003, $130.23 million, or 59.57%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in Southwestern Ohio.

         In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report. During 2003, as a result of declining interest rates, originations of thirty-year and fifteen-year fixed-rate mortgage loans, many of which are eligible for sale in the secondary market, and adjustable-rate mortgage loans increased from levels experienced during 2002. When interest rates rise from their current levels, the amount of fixed rate originations may decrease and could result in increased ARM originations because ARM's generally have lower initial interest rates. Origination of adjustable-rate loans tends to decrease Franklin's exposure to changes in interest rates, but also tends to decrease interest income because of the lower yields on adjustable-rate loans.

         Franklin currently offers one- to four-family residential ARMs with initial adjustment periods ranging from one to seven years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 2003, one- to four-family ARMs totaled $75.31 million.

         Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 2003, $1.45 million, or 1.93%, of Franklin's ARMs were delinquent thirty days or more, an increase of $654,000, or 82 % from the prior year.

         When making a one- to four-family residential mortgage loan, Franklin evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Franklin generally makes loans on one- to four-family residential property in amounts of 80% or less of the appraised value thereof. Where loans are made in amounts that exceed 80% of the appraised value of the underlying real estate, Franklin's policy is to (i) require private mortgage insurance on a portion of the loan, or (ii) increase the interest rate above the rate charged on a loan of less than 80% of the appraised value.

         MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING. As of December 31, 2003, approximately $53.53 million, or 24.48%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of real estate loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Franklin does not generally require third party takeout commitments prior to originating loans on construction projects as it typically provides permanent financing on such projects.

         While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in five years or less. Loan fees on originated loans have generally been 1/2 to 1% of the original loan amount (plus expenses). At December 31, 2003, all of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located either within the State of Ohio or within 25 miles of Cincinnati.

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

         Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 2003, seven had a principal balance of more than $1.0 million and twenty-six others had principal balances in excess of $500,000. At December 31, 2003, Franklin had thirty borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $43.34 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $3.23 million.

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

         Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2003, Franklin's nonresidential mortgage loan portfolio was $38.99 million, or 168.01% of its total capital.

         CONSUMER AND OTHER LENDING. Franklin originates consumer and other loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. At December 31, 2003, $34.88 million, or 15.95%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer and other loans. Franklin also offers variable rate secured commercial and home equity line of credit loans. At least 25% of the amount available under each commercial line of credit is secured by a mortgage on existing real estate owned by the customer or a certificate of deposit at Franklin. The remaining amount available under each commercial line of credit is secured by a mortgage on any property purchased using the line of credit. Home equity lines of credit are secured by mortgages on real estate. At December 31, 2003, Franklin had $48.64 million of these types of loans, with outstanding balances of $32.21 million, of which $13.63 million was for commercial lines of credit and $18.58 million for home equity lines of credit. Consumer and other loans generally involve a higher level of risk, carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.

         MORTGAGE-BACKED SECURITIES AND CMO'S. In the past when loan demand has declined, Franklin has purchased mortgage-backed securities insured or guaranteed by government agencies for its portfolio. Franklin intends to continue to purchase mortgage-backed securities when conditions favor such a portfolio investment. At December 31, 2003, mortgage-backed securities totaled approximately $12.91 million, or 5.90% of total loans and mortgage-backed securities, of which $1.95 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin's balance sheet at cost. The market value of the $1.95 million in mortgage-backed securities designated as being held to maturity as of December 31, 2003, was $2.08 million. The remaining $10.96 million in mortgage-backed securities held at December 31, 2003 was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders' equity, net of applicable taxes. At December 31, 2003, the market value of the $10.96 million in mortgage-backed securities designated available for sale was $11.01 million.

         Most of the mortgage-backed securities held by Franklin are pass-through securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle Franklin to receive a portion of the cash flows from an identified pool of mortgages and give Franklin an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

         Franklin also has $2.00 million in collateralized mortgage obligations ("CMOs"), which are secured by one- to four-family mortgage loans. Although it can be useful for hedging and investment, a CMO can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market for such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk," but Franklin has no CMOs in the "high-risk" category. In accordance with SFAS No. 115, the CMOs are designated as available for sale and are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders' equity, net of applicable taxes. At December 31, 2003, the market value of the $2.00 million in CMOs designated available for sale was $2.03 million.

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

         At December 31, 2003, $2.01 million, or 13.46%, of Franklin's CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin's earnings, particularly in a rising interest rate environment. Conversely, fixed rate mortgage backed securities can positively impact Franklin's earnings in a falling interest rate environment.

         At December 31, 2003, $12.90 million, or 86.54%, of Franklin's CMOs and mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. In a period of declining interest rates, Franklin is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" in the Annual Report.

         The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities and CMOs at the dates indicated:

                                                 At December 31, 2003                          At December 31, 2002
                                     -------------------------------------------   --------------------------------------------
                                                 Gross       Gross                               Gross       Gross
                                     Amortized unrealized  unrealized  Estimated   Amortized  unrealized  unrealized  Estimated
                                        cost     Gains       losses    fair value    cost       gains       losses    fair value
                                     --------- ----------  ----------  ---------   ---------  ----------  ----------  ---------
                                                                          (In thousands)
Mortgaged-backed securities held
   to maturity:
   FHLMC participation certificates  $     617 $       44  $        -  $     661   $   1,365  $       86  $        -  $   1,451
   FNMA participation certificates         835         45           -        880       1,759          88           -      1,847
   GNMA participation certificates         505         39           -        544       1,227          90           -      1,317
                                     --------- ----------  ----------  ---------   ---------  ----------  ----------  ---------
                                     $   1,957 $      128  $        -     $2,085   $   4,351  $      264  $        -  $   4,615
                                     ========= ==========  ==========  =========   =========  ==========  ==========  =========

Mortgage-backed securities available
   for sale:
   FHLMC participation certificates  $     214 $        5  $        -  $     219   $     404  $        8  $        -  $     412
   FNMA participation certificates       1,246         33           -      1,279       1,627          33           -      1,660
   GNMA participation certificates       9,491         34          14      9,511      13,684         189           -     13,873
   CMOs                                  1,999         28           -       2,027      2,001           -           7      1,994
                                     --------- ----------  ----------  ---------   ---------  ----------  ----------  ---------
                                     $  12,950 $      100  $       14  $  13,036   $  17,716  $      230  $        7  $  17,939
                                     ========= ==========  ==========  =========   =========  ==========  ==========  =========

         The combined amortized cost of CMOs and mortgage-backed and related securities designated as held to maturity or available for sale at December 31, 2003 and 2002, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                       Amortized cost at December 31,
                                                       -----------------------------
                                                         2003                2002
                                                       --------            --------
                                                             (In thousands)
Due within one year                                    $      -            $     34
Due after one through three years                             -                   -
Due after three years through five years                    835                   -
Due after five years through ten years                        -               1,729
Due after ten years through twenty years                  3,525               1,581
Due after twenty years                                   10,547              18,723
                                                       --------            --------
                                                       $ 14,907            $ 22,067
                                                       ========            ========

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

         Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as "substandard," "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" and "doubtful." For the portion of assets classified as loss, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of the asset portfolio of an institution. At December 31, 2003, $4.17 million of Franklin's loans and other assets were classified as "substandard," $482,000 were classified as "loss," and no assets were classified as "doubtful." Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. Franklin designates as "special mention" loans where the borrower has filed bankruptcy, loans on which Franklin purchases hazard insurance because the borrower has allowed the insurance to lapse, loans with two or more delinquent real estate tax payments and loans past their maturity date, regardless of their delinquency status. At December 31, 2003, management had designated $9.36 million in assets as "special mention."

         The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

                                                                      At December 31,
                                       ------------------------------------------------------------------------------
                                         2003              2002             2001              2000             1999
                                       --------          --------         --------          --------         --------
                                                                       (In thousands)
30-59 days                             $    700          $  2,727         $  2,929          $    615         $  2,019
60-89 days                                  627               892            1,752               409              345
90 days and over                          3,648             2,284              759               848              637
                                       --------          --------         --------          --------         --------
  Total                                $  4,975          $  5,903         $  5,440          $  1,872         $  3,001
                                       ========          ========         ========          ========         ========

         Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2003, the Company had not identified any loans as impaired.

         The following table sets forth the amounts of Franklin's non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more and repossessed assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one- to four-family residential mortgage loans, are placed on non-accrual status when the uncollected interest becomes greater than ninety days past due. All consumer loans more than 90 days delinquent are charged against the allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets include assets acquired in settlement of loans. The loan amounts reported do not reflect any specific valuation allowances which have been established.

                                                                            At December 31,
                                                  --------------------------------------------------------------------
                                                    2003          2002            2001           2000           1999
                                                  --------      --------        --------       --------       --------
                                                                         (Dollars in thousands)
Non-accruing loans:
  Residential real estate                         $  1,264      $  1,291        $    210       $    297       $    291
  Nonresidential real estate                           312             -               -              -              -
  Consumer and other                                 1,040           454             207            201            190
                                                  --------      --------        --------       --------       --------
     Total                                           2,616         1,745             417            498            481
                                                  --------      --------        --------       --------       --------
     Total as a percentage of total assets            0.96%         0.62%           0.15%          0.18%          0.19%

Accruing loans delinquent more than 90 days:
  Residential real estate                              680           524             384            360            346
  Nonresidential real estate                             -             -              30              -             75
  Consumer and other                                    54             -             263            156             37
                                                  --------      --------        --------       --------       --------
   Total                                               734           524             677            516            458
                                                  --------      --------        --------       --------       --------
   Total as a percentage of total assets              0.27%         0.19%           0.24%          0.19%          0.18%

Repossessed assets:
  Residential real estate                              210           160              96              -              -
  Nonresidential real estate                             -             -               -              -              -
                                                  --------      --------        --------       --------       --------
   Total                                               210           160              96              -              -
                                                  --------      --------        --------       --------       --------
   Total as a percentage of total assets              0.07%         0.05%           0.03%             -              -

  Total non-performing assets                     $  3,560      $  2,429        $  1,190       $  1,014       $    939
                                                  ========      ========        ========       ========       ========
  Total non-performing assets as a percentage
  of total assets                                     1.30%         0.86%           0.42%          0.37%          0.37%
                                                  ========      ========        ========       ========       ========

Other loans of concern:
  Residential real estate                         $    684      $  2,565        $  1,309       $    358       $  1,001
  Nonresidential real estate                           608            47               -              -              -
  Consumer and other                                   162            40               -              -              -
                                                  --------      --------        --------       --------       --------
   Total                                          $  1,454      $  2,652        $  1,309       $    358       $  1,001
                                                  ========      ========        ========       ========       ========

   Total as a percentage of total assets              0.53%         0.94%           0.47%          0.13%          0.40%
                                                  ========      ========        ========       ========       ========

Unallocated allowance for loan losses             $    827      $    886        $    830       $    794       $    723
                                                  ========      ========        ========       ========       ========

  Total allowance for loan losses and
  repossessed assets                              $  1,399      $  1,203        $  1,107       $  1,060       $    976
                                                  ========      ========        ========       ========       ========

         For the year ended December 31, 2002, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $70,000. The amount which was included in interest income on such loans was $48,000 for the year ended December 31, 2003.

         As of December 31, 2003, except for other loans of concern discussed herein, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         As of December 31, 2003, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

         Franklin's non-accruing loans at December 31, 2003, consisted of nine one- to four-family residential loans with an aggregate book value of $1.13 million, one multi-family loan with an aggregate book value of $134,000, two commercial real estate loans with an aggregate book value of $312,000, three commercial lines of credit with an aggregate book value of $840,472, four home equity lines of credit with an aggregate book value of $107,482 and 27 other consumer loans with an aggregate book value of $92,459. At December 31, 2003, accruing loans delinquent more than 90 days consisted of one loan totaling $38,000 secured by one- to four-family residential real estate, one loan totaling $642,000 secured by multi-family real estate and five consumer loans with an aggregate book value of $54,000. Other loans or of concern at December 31, 2003, included twelve loans totaling $684,000 million secured by one- to four-family residential real estate, two loans secured by commercial real estate totaling $608,000 and three consumer loans totaling $162,000.

         Management's policy is to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines losses are likely to be incurred on the underlying properties. In establishing such loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin's loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2003, Franklin had $1.40 million of allowances for loan losses, $572,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and - Results of Operations" in the Annual Report.

         The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                                           Year ended December 31,
                                                   ----------------------------------------------------------------------
                                                     2003           2002           2001            2000            1999
                                                   --------       --------       --------        --------        --------
                                                                           (Dollars in thousands)
Balance at beginning of period                     $  1,203       $  1,107       $  1,060        $    976        $  1,092

Charge-offs:
   One- to four-family                                   40              -             18               -              10
   Multi-family                                           -              9              -               -               -
   Nonresidential real estate                             -              -              -               -               -
   Consumer and other                                     -              -              -               -               4
                                                   --------       --------       --------        --------        --------
     Total charge-offs                                   40              9             18               -              14
                                                   --------       --------       --------        --------        --------

Recoveries:
   One- to four-family                                    -              -              -               -               1
   Multi-family                                           -              -              -               -               -
   Nonresidential real estate                             -              -              -               -               -
   Consumer and other                                     -              -              -               -               -
                                                   --------       --------       --------        --------        --------
     Total recoveries                                     -              -              -               -               1
                                                   --------       --------       --------        --------        --------

Net charge-offs                                          40              9             18               -              13
Additions charged (credited) to operations              236            105             65              84            (103)
                                                   --------       --------       --------        --------        --------
Balance at end of period                           $  1,399       $  1,203       $  1,107        $  1,060        $    976
                                                   ========       ========       ========        ========        ========

Ratio of net charge-offs during the period to
   average loans outstanding during the period        0.021%         0.005%         0.009%              -           0.008%
                                                   ========       ========       ========        ========        ========

Ratio of net charge-offs during the period to
   average non-performing assets                      1.34%           0.50%          1.63%              -            1.01%
                                                   ========       ========       ========        ========        ========

         The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

                                                               At December 31,
                               -------------------------------------------------------------------------------
                                        2003                       2002                        2001
                               ------------------------  ------------------------   --------------------------
                                           Percent of               Percent of                 Percent of
                                          loans in each            loans in each              loans in each
                                            category                 category                   category
                                Amount   to total loans   Amount   to total loans    Amount   to total loans
                               --------  --------------  --------  --------------   --------  --------------
                                                                                     (Dollars in thousands)
Loans:
   One- to four-family         $     89       59.57%     $     89        63.95%     $     79         68.91%
   Multi-family                     125        6.65           125         7.37           125          8.04
   Nonresidential                     -       17.83             -        17.54             -         14.53
   Consumer and other               328       15.95            83        11.14            66          8.52
   Unallocated                      827           -           886             -          830             -
                               --------  ----------      --------       ------      --------        ------
     Total loans (1)              1,369      100.00%        1,183       100.00%        1,100        100.00%
                                         ==========                     ======                      ======

Repossessed assets:
   One- to four-family               30                        20                          7
   Nonresidential                     -                         -                          -
                               --------                  --------                   --------
     Total repossessed assets        30                        20                          7
                               --------                  --------                   --------
     Total allowances          $  1,399                  $  1,203                   $  1,107
                                                         ========                   ========

                                                  At December 31,
                                  --------------------------------------------------
                                              2000                       1999
                                  -------------------------  -----------------------

                                              Percent of               Percent of
                                             loans in each             loans in each
                                               category                 category
                                  Amount     to total loans  Amount   to total loans
                                  -------    --------------  -------  --------------

Loans:
   One- to four-family            $    77         80.04%     $    77       83.83%
   Multi-family                       125          6.33          125        5.18
   Nonresidential                       -         10.16            -        9.12
   Consumer and other                  64          3.47           51        1.87
   Unallocated                        794             -          723           -
                                  -------        ------      -------      ------
     Total loans (1)                1,060        100.00%         976      100.00%
                                                 ======                   ======

Repossessed assets:

   One- to four-family                  -                          -
   Nonresidential                       -                          -
                                  -------                    -------
     Total repossessed assets           -                          -
                                  -------                    -------
     Total allowances             $ 1,060                       $976
                                  =======                    =======

-------------------

(1) All allowances for loan losses are for specific loans, except for the unallocated category.

INVESTMENT ACTIVITIES

         The Company invests primarily in United States Treasury and agency securities, corporate debt securities, bank certificates of deposit, obligations issued by states or municipalities and FHLB overnight funds. The securities investments maintained by the Company reflect, for the most part, management's primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces the Company's vulnerability to changes in interest rates. See Note 2 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management, and
- Liquidity" in the Annual Report.

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

        The following table presents the amortized cost and market value of Franklin's investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

                                                                   December 31,
                                     ---------------------------------------------------------------------
                                               2003                   2002                   2001
                                     ---------------------  ----------------------   ---------------------
                                     Amortized      Market  Amortized       Market   Amortized     Market
                                       cost         value     cost          value      cost        value
                                       ----         -----     ----          -----      ----        -----
                                                                 (In thousands)
U.S. Government and agency
  obligations                        $39,610       $39,316  $  35,396     $ 35,943   $   9,491    $ 9,464
Corporate debt securities              2,555         2,628      8,759        8,794      13,556     13,351
Obligations of states and
  municipalities                       1,200         1,267      1,137        1,198       1,467      1,513
                                     -------       -------  ---------     --------   ---------    -------
   Total                             $43,365       $43,211  $  45,292     $ 45,935   $  24,514    $24,328
                                     =======       =======  =========     ========   =========    =======

         The composition and maturities of the investment securities portfolio are indicated in the following table:

                                                              At December 31, 2003
                                    --------------------------------------------------------------------
                                    Less than    1 to 5      5 to 10       Over       Total investment
                                      1 year      years        years     10 years        securities
                                    ---------   ---------   ---------   ---------   --------------------
                                    Amortized   Amortized   Amortized   Amortized   Amortized    Market
                                      cost        cost         cost        cost       cost       value
                                    ---------   ---------   ---------   ---------   ---------   --------
                                                           (Dollars in thousands)
U.S. Government and agency
   obligations                      $       -   $       -   $  14,970   $  24,640   $  39,610   $ 39,316
Corporate debt securities               1,011       1,544           -           -       2,555      2,628
Obligations of states and
   municipalities                          35         925         240           -       1,200      1,267
                                    ---------   ---------   ---------   ---------   ---------   --------
   Total investment securities      $   1,046   $   2,469   $  15,210   $  24,640   $  43,365   $ 43,211
                                    =========   =========   =========   =========   =========   ========

Weighted average yield(1)                5.09%       5.29%       3.65%       4.31%       4.15%

------------------------

(1)      Yields reflected have not been computed on a tax equivalent basis.

SOURCES OF FUNDS

         GENERAL. Deposit accounts have traditionally been the principal source of Franklin's funds for use in lending, investments and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings and cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity" in the Annual Report.

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

         The principal types of savings accounts held by Franklin at December 31, 2003, and the applicable rates are summarized as follows:

                                 Average rate     Minimum deposit        Amount        Percentage of total deposits
                                 ------------     ---------------        ------        ----------------------------
                                                                     (In thousands)
Transaction accounts:

Passbook savings                     0.74%          $     100          $   30,250                   35.76%
NOW                                  0.37                 100              19,952                   23.58
Super NOW                            0.49               2,500               2,150                    2.54
Money market                         1.40               2,500              32,248                   38.12
                                                                       ----------                  ------
   Total transaction accounts        0.90%                             $   84,600                  100.00%
                                                                       ==========                  ======

Certificates of deposit:

7-31 day                             1.81%          $     500          $      653                    0.48%
91 day                               1.12                 500                 458                    0.33
Six months                           1.28                 500              10,068                    7.35
One year                             1.61                 500              15,396                   11.23
18 months                            2.21                 500               9,008                    6.57
Two years                            2.47                 500              12,664                    9.24
Three years                          3.82                 500              11,042                    8.06
Thirty-nine months                   4.23                 500              16,587                   12.10
Five years                           5.51                 500              58,499                   42.68
Jumbo certificates(1)                1.00             100,000               2,603                    1.90
Other(1)                             2.38                 500                  88                    0.06
                                                                       ----------                  ------
   Total certificates                3.85%                             $  137,066                  100.00%
                                                                       ==========                  ======

-----------------------------

(1)      Maturities vary.

         All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. At December 31, 2003, interest rates paid on transaction accounts were 0.74% per annum for passbook savings accounts, 0.49% per annum for regular NOW accounts and 0.49% per annum for Super NOW accounts. The rates paid on money market accounts vary depending on the balance in the account.

         Early withdrawals from certificates of deposit are subject to a penalty of three months simple interest when the original term is from 90 days to one year, six months simple interest when the original term is one year to three years, and one year simple interest when the original term is more than three years.

         The following table sets forth information relating to Franklin's savings account flows during the periods shown and total savings at the end of the periods shown:

                                               Year ended December 31,
                                 ----------------------------------------------------
                                   2003                 2002                  2001
                                 --------             --------              ---------
                                                   (In thousands)
Opening balance                  $ 219,084            $ 208,938             $ 185,530
Deposits                           474,019              418,396               368,973
Withdrawals                       (477,501)            (415,886)             (354,105)
Interest credited                    6,064                7,636                 8,540
                                 ---------            ---------             ---------

Ending balance                   $ 221,666            $ 219,084             $ 208,938
                                 =========            =========             =========

         The following table sets forth, as of December 31, 2003, the amounts of certificates of deposit maturing during the years indicated:

                                                   Amounts maturing in the year
                                                        ending December 31,
                               ---------------------------------------------------------------------
                                                                                           2007 and
                                 2004               2005                 2006             thereafter
                               -------            --------             ---------          ----------
                                                         (In thousands)
2.00% and less                 $29,660            $  3,680             $       1          $       21
2.01% -  3.00%                   7,337               7,177                 7,088               1,996
3.01% -  4.00%                   2,072               5,404                   838              15,420
4.01% -  5.00%                   4,435                 197                 1,180               6,430
5.01% -  6.00%                   6,602               2,159                 5,066                 304
6.01% -  7.00%                   3,666              12,163                 2,000                 123
7.01% -  and over                  475              11,572                     -                   -
                               -------            --------             ---------          ----------
   Total                       $54,247            $ 42,352             $  16,173          $   24,294
                               =======            ========             =========          ==========


         The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:

                                                          Year ended December 31,
                                        ---------------------------------------------------------
                                          2003                    2002                    2001
                                        --------                --------                ---------
                                                              (In thousands)
Change in deposit balances:
Passbook savings                        $    478                $  7,209                $   1,788
NOW accounts                              (1,490)                  3,188                    2,980
Money market accounts                      5,819                  12,134                    6,162
Certificates:
   7-31 day                                   88                       1                      206
   91 day                                    421                    (131)                     165
   6 months                                1,424                  (4,146)                   2,764
   One year                               (1,928)                 (6,442)                     995
   18 months                              (2,387)                 (3,861)                  (2,396)
   Two years                               2,968                  (2,136)                    (363)
   Three years                            (7,311)                 (5,208)                  (1,954)
   Thirty-nine months                     (3,171)                  2,924                    7,194
   Five years                              8,331                   6,487                    6,196
   Jumbo certificates                       (660)                    139                     (313)
   Other                                       -                     (12)                     (16)
                                        --------                --------                ---------
   Total increase                       $  2,582                $ 10,146                $  23,408
                                        ========                ========                =========

         The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 2003:

                                                                  Maturity
                                  -----------------------------------------------------------------------------
                                                    Over             Over
                                  3 months         3 to 6           6 to 12              Over
                                  or less          months            months            12 months       Total
                                  -------          ------            ------            ---------       -----
                                                               (In thousands)
Certificates of deposit less
   than $100,000                  $ 16,303         $13,710        $  14,299            $  62,108      $ 106,420
Certificates of deposit of
   $100,000 or more                  3,258           3,015            3,662               20,711         30,646
                                  --------         -------        ---------            --------       ---------
Total certificates of deposit     $ 19,561         $16,725        $  17,961            $  82,819      $ 137,066
                                  ========         =======        =========            =========      =========

         Franklin has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest-rate conscious. Franklin's ability to attract and maintain deposits, and the cost and term of repricing of its funds, has been, and will continue to be, significantly affected by money market conditions. Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds, to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) and to reduce, although not eliminate, the flow of funds into alternative investment vehicles such as government and corporate securities.

         BORROWINGS. As a member of the FHLB of Cincinnati, Franklin is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own range of maturities and interest rate, which may be fixed or variable. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin's FHLB advances outstanding at December 31, 2003, were $24.56 million. Other borrowings consist of a $1.50 million line of credit from a commercial bank on which the Company had borrowed $1.15 million at December 31, 2003.

         The following table shows the borrowings outstanding as of December 31, 2003, by interest rate and maturity date:

                           Average
Maturing during         interest rate     Outstanding balance
---------------         -------------     -------------------
                                            (In thousands)
2004                        1.46%             $ 2,135
2005                        5.30                2,150
2006                        8.15                   53
2008                        4.97                5,000
2009-2013                   6.33               15,098
Thereafter                  1.48                1,273
                                              -------
Total                       5.34%             $25,709
                                              =======

         The following table sets forth the maximum amount of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

                                                                    Year ended December 31,
                                                     ------------------------------------------------
                                                       2003                 2002               2001
                                                     --------             --------           ------
                                                                  (Dollars in thousands)
Maximum amount of borrowings outstanding             $ 13,239             $ 14,637          $  14,368
Total average amount of borrowings
    outstanding                                         8,276               11,861             11,133
Weighted average interest cost of borrowings
    outstanding                                          5.34%                6.33%              6.45%

SUBSIDIARY ACTIVITIES OF FRANKLIN

         Franklin has one wholly-owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter. Madison's assets consist solely of cash and interest-earning deposits. Its only source of income is the interest earned on these deposits. As of December 31, 2003, Franklin's investment in Madison was $110,000.

         Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in Madison at December 31, 2003, did not exceed these limits.

SUBSIDIARY ACTIVITIES OF THE COMPANY

         In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation ("Direct Teller") which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in DirectTeller, and its investment in DirectTeller at December 31, 2003, was $50,000.

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

         Franklin faces substantial competition in attracting deposits from commercial banks, other savings institutions, money market and mutual funds, credit unions and other investment vehicles. The ability of Franklin to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Franklin competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, access to accounts via ATMs, internet banking, convenient branch locations with inter-branch deposit and withdrawal privileges, and the "DirectTeller" system discussed above.

EMPLOYEES

         At December 31, 2003, Franklin had 52 full-time equivalent employees and 14 part-time employees.

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

         OFFICE OF THRIFT SUPERVISION. The OTS is an office of the United States Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

         OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities) of 4.0% of adjusted total assets, except for those institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $916,000) of 8% of risk-weighted assets. Its current core capital level is 8.23% of adjusted total assets

         The following table sets forth the amount and percentage level of regulatory capital of Franklin at December 31, 2003, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                    At December 31, 2003
                                            --------------------------------------
                                               Amount                     Percent
                                            -----------                  ---------
                                            (In thousands)
Tangible capital                            $  22,293                       8.23%
Requirement                                     4,064                       1.50
                                             --------                      -----
Excess                                      $  18,229                       6.73%
                                             ========                      =====
Core capital                                $  22,293                       8.23%
Requirement                                    10,837                       4.00
                                             --------                      -----
Excess                                      $  11,456                       4.23%
                                             ========                      =====

Total capital                               $  23,209                      13.32%
Risk-based requirement                         13,942                       8.00
                                             --------                      -----
Excess                                      $   9,267                       5.32%
                                             ========                      =====

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

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2003, Franklin qualified as a QTL.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 2003.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, acceptance of a security issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B and Regulation W, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 2003.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. During 2003, Franklin paid dividends of $750,000 to the Company.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies. The broad latitude to engage in activities can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet one of the QTL tests, then such unitary holding company would become subject to the activities restrictions applicable to multiple savings and loan holding companies. At December 31, 2003, Franklin qualified as a QTL.

         Without prior approval of the OTS, the HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or a person owning or controlling by proxy or otherwise more than 25% of such company's stock may acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

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

         Pursuant to federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Franklin or the Company without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are present. If the acquisition of control is by a company, the acquiror would be a savings and loan holding company and must obtain approval, rather than give notice, of the acquisition.

         Ohio law requires approval by the Superintendent of any acquisition of control of Franklin directly or indirectly, including through the Company. Control is deemed to be at least 15% ownership or voting power. Any merger of Franklin must be approved by both the OTS and the Superintendent. Any merger in which the Company is not the resulting company must also be approved by the OTS and the Superintendent as a holding company acquisition.

        FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Franklin is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Franklin, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that Franklin maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.4 million (subject to an exemption of up to $6.6 million), and of 10% of net transaction accounts in excess of $45.4 million. At December 31, 2003, Franklin was in compliance with these reserve requirements.

         FEDERAL HOME LOAN BANKS. FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4.14 million at December 31, 2003.

         Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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

         Franklin's average gross receipts for the three tax years ending on December 31, 2003 is approximately $18.40 million, and, as a result, neither the Company nor Franklin qualifies as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988 reserves is subject to the provisions of Code Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2003, Franklin's pre-1988 reserves for tax purposes totaled approximately $3.07 million. Franklin believes it had approximately $12.68 million of accumulated earnings and profits for tax purposes as of December 31, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Franklin have been audited or closed without audit through 1999. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Franklin.

         OHIO TAXATION. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.3% for 2003.

         DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The following table sets forth certain information at December 31, 2003, regarding the properties on which the offices of the Company and Franklin are located:

                                                                     Lease                  Year            Gross square
Location                          Owned or leased               expiration date       facility opened          footage
--------                          ---------------               ---------------       ---------------       ------------
Corporate Office:

4750 Ashwood Drive                Owned                                N/A                1996                 19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:

2000 Madison Road
Cincinnati, Ohio 45208            Owned                                N/A                1981                  2,991

1100 West Kemper Road             Leased                              6/04                1984                  4,080
Cincinnati, Ohio 45240

7615 Reading Road                 Leased                              2/04                1971                  2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                                N/A                1974                  1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                               4/10                1976                  1,675
Cincinnati, Ohio 45238            (Land is leased)

7944 Beechmont Avenue             Leased                              7/05                2001                  1,826
Cincinnati, Ohio 45255

5791 Glenway Avenue               Owned                               6/22                2003                  2,478
Cincinnati, Ohio 45238            (Land is leased)

-----------------------------

         During November 2002, Franklin sold its branch office located at 5119 Glenway Avenue, Cincinnati at a profit of approximately $300,000. That office was moved approximately one mile to 5791 Glenway Avenue. The new office has higher visibility, a drive-thru window, safe deposit boxes and an ATM, none of which were possible at the previous location. Franklin also renovated its office located at 7615 Reading Road, in the Valley Shopping Center, adding an ATM and drive-thru window. During 2004, Franklin intends to refurbish two additional offices with minor interior cosmetic changes and the installation of ATM's. When this is completed, all offices will have drive-thru facilities and ATM's.

         There are no mortgages or liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance and are in good physical condition. At December 31, 2003, the Company's office premises and equipment had a net book value of $3.96 million. For additional information regarding the Company's office premises and equipment, see Notes 5 and 14 of Notes to Consolidated Financial Statements in the Annual Report.

ITEM 3.           LEGAL PROCEEDINGS.

         Neither the Company nor Franklin is presently involved in any material legal proceedings. From time to time Franklin is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Franklin.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information contained in of the Annual Report under the caption "CORPORATE INFORMATION - Market Information; and - Dividends" is incorporated herein by reference.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The information contained in of the Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7.           FINANCIAL STATEMENTS.

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements and the Report of Clark, Schaefer, Hackett & Co. dated January 23, 2004, contained in the Annual Report are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A.          CONTROLS AND PROCEDURES.

         The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information contained in the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of First Franklin Corporation, to be filed no later than 120 days after the end of the fiscal year (the "Proxy Statement"), under the captions "ELECTION OF DIRECTORS AND BOARD INFORMATION - Nominees and Incumbent Directors; and - Meetings of the Board of Directors and Committees of the Company", "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

         The Company has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the Company's Code of Ethics may be obtained upon written request to Daniel T. Voelpel, Chief Financial Officer, First Franklin Corporation, 4750 Ashwood Drive, Cincinnati, Ohio 45241.

ITEM 10.          EXECUTIVE COMPENSATION.

         The information contained in the Proxy Statement under the captions "Executive Compensation", "Stock Option Information" and "Employment Contracts," is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information contained in the Proxy Statement under the captions "OWNERSHIP OF COMPANY STOCK" is incorporated herein by reference.

         The Company maintains the First Franklin Corporation 1997 Stock Option and Incentive Plan and the First Franklin Corporation 2002 Stock Option and Incentive Plan under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The plans were approved at the 1997 and 2002 Annual Meetings of Stockholders.

         The following table shows, as of December 31, 2003, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.

                                                       EQUITY COMPENSATION PLAN INFORMATION
                                            (a)                       (b)                             (c)
                                ----------------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to be    Weighted average exercise    equity compensation plans
                                  issued upon exercise of             price of               (excluding securities
        Plan category               outstanding options          outstanding options       reflected in column (a))
        -------------               -------------------          -------------------       ------------------------
Equity compensation plans
approved by security holders            318,035                          $14.21                     5,609

Equity compensation plans not
approved by security holders                  -                               -                         -
                                        -------                          ------                     -----
            Total                       318,035                          $14.21                     5,609
                                        =======                          ======                     =====

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained in the Proxy Statement under the caption "Transactions with and Indebtedness of Directors and Management," is incorporated herein by reference.


                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

       3(a)     Certificate of Incorporation of the Company

       3(b)     Amended Bylaws of the Company

       10(a)    Employment Agreement for Thomas H. Siemers

       10(b)    First Franklin Corporation 1997 Stock Option and Incentive Plan

       10(c)    First Franklin Corporation 2002 Stock Option and Incentive Plan

       10(d)    Employment Agreement for Daniel T. Voelpel

       10(e)    Employment Agreement for Gretchen J. Schmidt

       13       Portions of the Annual Report

       20       Portions of the Proxy Statement

       21       Subsidiaries of the Registrant

       31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32(a) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32(b) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On October 16, 2003, First Franklin filed a Form 8-K regarding its earnings for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Franklin Corporation

                                     By: /s/ Thomas H. Siemers
                                         -----------------------------------
                                         Thomas H. Siemers
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Thomas H. Siemers                 By: /s/ Daniel T. Voelpel
    ---------------------------------         ----------------------------------
    Thomas H. Siemers                         Daniel T. Voelpel
    President, Chief Executive Officer        Vice President and Chief Financial
    and a Director                            Officer (Principal Accounting
                                              Officer)

Date: March 22, 2004                              Date: March 22, 2004

By: /s/ Richard H. Finan                  By: /s/ Mary W. Sullivan
    ---------------------------------         ----------------------------------
    Richard H. Finan                          Mary W. Sullivan
    Director                                  Director

Date: March 22, 2004                              Date: March 22, 2004

By: /s/ John L. Nolting                   By: /s/ Donald E. Newberry, Sr.
    ---------------------------------         ----------------------------------
    John L. Nolting                           Donald E. Newberry, Sr.
    Director                                  Director

Date: March 22, 2004                              Date: March 22, 2004

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
3(a)         Certificate of Incorporation                    Incorporated by reference to the Registrant's Form
                                                             10-KSB for the fiscal year ended December 31,
                                                             1996, which was filed with the Securities and
                                                             Exchange Commission on March 31, 1997 (SEC File
                                                             No. 000-16362)(the "1996 Form 10-KSB")

3(b)         Amended Bylaws                                  Included herewith

10(a)        Employment Agreement for Thomas H. Siemers      Incorporated by reference to the Registrant's  Form
                                                             10-KSB  for the  fiscal  year  ended  December  31,
                                                             2002,  which  was  filed  with the  Securities  and
                                                             Exchange  Commission  on March  27,  2003 (SEC File
                                                             No. 000-16362)

10(b)        First Franklin Corporation 1997 Stock Option    Incorporated by reference to the 1996 Form 10-KSB
             and Incentive Plan

10(c)        First Franklin Corporation 2002 Stock Option    Incorporated by reference to the Registrant's
             and Incentive Plan                              Proxy Statement for the 2002 Annual Meeting of
                                                             Stockholders, which was filed with the Securities
                                                             and Exchange Commission on March 22, 2002 (SEC File
                                                             No. 000-16362)

10(d)        Employment Agreement for Daniel T. Voelpel      Included herewith

10(e)        Employment Agreement for Gretchen J. Schmidt    Included herewith

13           Portions of the Annual Report                   Included herewith

20           Portions of the Proxy Statement                 Incorporated by reference to the Registrant's
                                                             Proxy Statement for the 2004 Annual Meeting of
                                                             Stockholders to be filed by the Registrant no
                                                             later than 120 days after the end of the fiscal
                                                             year (SEC File No. 000-16362)

21           Subsidiaries of First Franklin Corporation      Incorporated by reference to the Registrant's Form
                                                             10-KSB for the fiscal year ended December 31,
                                                             2000, which was filed with the Securities and
                                                             Exchange Commission on March 30, 2001 (SEC File
                                                             No. 000-16362)

31(a)        Section 302 Certification of Chief Executive    Included herewith
             Officer

31(b)        Section 302 Certification of Chief Financial    Included herewith
             Officer

32(a)        Section 906 Certification of Chief Executive    Included herewith
             Officer

32(b)        Section 906 Certification of Chief Financial    Included herewith
             Officer