Form 10QSB
period 2004-03-31
FIRST FRANKLIN CORP
filed 2004-05-14
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the Quarterly Period Ended March 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period from________________ to ___________________

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
        -----------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 4, 2004 there were issued and outstanding 1,645,216 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one)
         Yes [ ]     No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                               Page
No.

Part I  Financial Information

Item 1. Consolidated Balance Sheets -
        March 31, 2004 and December 31, 2003                     3

        Consolidated Statements of Income and Retained
        Earnings - Three Month Periods ended March 31, 2004
        and 2003                                                 4

        Consolidated Statements of Cash Flows - Three Month
        Periods ended March 31, 2004 and 2003                    5

        Notes to Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      7

Item 3. Controls and Procedures                                 14

Part II  Other Information                                      15

Item 5. Press Release dated March 23, 2004                      16

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                Mar 31, 2004      Dec 31, 2003
                                                                                ------------      ------------
                                                                                (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $8,100 and $100, respectively                                     $     12,405      $      2,551
Investment securities
  Available-for-sale, at market value (amortized cost of $36,638 and
     $43,365, respectively)                                                           36,925            43,211
Mortgage-backed securities
  Available-for-sale, at market value (amortized cost of $12,101 and
     $12,950, respectively)                                                           12,206            13,036
  Held-to-maturity, at amortized cost (market value of $1,800 and
     $2,085, respectively)                                                             1,689             1,957
Loans receivable, net                                                                200,860           199,937
Real estate owned, net                                                                    43               210
Stock in Federal Home Loan Bank of Cincinnati, at cost                                 4,176             4,135
Accrued interest receivable                                                            1,154             1,047
Property and equipment, net                                                            3,925             3,956
Other assets                                                                           3,976             3,362
                                                                                ------------      ------------
                                                                                $    277,359      $    273,402

     LIABILITIES
Deposits                                                                        $    225,543      $    221,666
Borrowings                                                                            25,877            25,709
Advances by borrowers for taxes and insurance                                            784             1,347
Other liabilities                                                                        507               519
                                                                                ------------      ------------
     Total liabilities                                                               252,711           249,241
                                                                                ------------      ------------

Minority interest in consolidated subsidiary                                             359               347
                                                                                ------------      ------------

     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share; 500,000 shares authorized;
  no shares issued
Common stock; $.01 par value per share; 2,500,000 shares authorized;
  2,010,867 shares issued at 03/31/04 and 12/31/03                                        13                13
Additional paid in capital                                                             6,189             6,189
Treasury stock, at cost- 365,851 shares at 03/31/04 and 368,309 shares
  at 12/31/03                                                                         (3,660)           (3,682)
Retained earnings, substantially restricted                                           21,488            21,338
Accumulated other comprehensive income:
   Unrealized gain (loss) on available-for-sale securities, net of
   taxes of $133 at 03/31/04 and $(23) at 12/31/03                                       259               (44)
                                                                                ------------      ------------
     Total stockholders' equity                                                       24,289            23,814
                                                                                ------------      ------------
                                                                                $    277,359      $    273,402

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                                                                  For the Three Months Ended
                                                                                Mar  31, 2004     Mar  31, 2003
                                                                                -------------     -------------
                                                                                (Unaudited)       (Unaudited)
Interest income:
  Loans receivable                                                              $      2,876      $      3,049
  Mortgage-backed securities                                                             138               244
  Investments                                                                            462               650
                                                                                ------------      ------------
                                                                                       3,476             3,943
Interest expense:
  Deposits                                                                             1,542             1,883
  Borrowings                                                                             346               550
                                                                                ------------      ------------
                                                                                       1,888             2,433
     Net interest income                                                               1,588             1,510

Provision for loan losses                                                                 62                61
                                                                                ------------      ------------
       Net interest income after provision for loan losses                             1,526             1,449
                                                                                ------------      ------------

Noninterest income:
  Gain on loans sold                                                                      99               183
  Gain on sale of investments                                                             76               190
  Service fees on NOW accounts                                                            81                85
  Other  income                                                                           94               107
                                                                                ------------      ------------
                                                                                         350               565
Noninterest expense:

  Salaries and employee benefits                                                         678               623
  Occupancy expense                                                                      218               200
  Federal deposit insurance premiums                                                       8                25
  Advertising                                                                             61                60
  Service bureau expense                                                                  98                90
  Other expenses                                                                         391               402
                                                                                ------------      ------------
                                                                                       1,454             1,400

Income before federal income taxes                                                       422               614

Provision for federal income taxes                                                       141               207
                                                                                ------------      ------------
     Net Income                                                                 $        281      $        407

RETAINED EARNINGS - BEGINNING OF PERIOD                                         $     21,338      $     20,406
  Net income                                                                             281               407
  Less: dividends declared                                                              (131)             (123)
                                                                                ------------      ------------
RETAINED EARNINGS - END OF PERIOD                                               $     21,488      $     20,690

EARNINGS PER COMMON SHARE
        Basic                                                                   $       0.17      $       0.25
        Diluted                                                                 $       0.16      $       0.25

DIVIDENDS DECLARED PER COMMON SHARE                                             $      0.080      $      0.075

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  For The Three Months Ended
                                                                                Mar 31, 2004      Mar 31, 2003
                                                                                ------------      ------------
                                                                                (Unaudited)       (Unaudited)
Cash provided (used) by operating activities:

Net income                                                                      $        281      $        407

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                            62                61
     Gain on sale of investments                                                         (76)             (190)
     Depreciation and amortization                                                       104                94
     FHLB stock dividend                                                                 (41)              (39)
     Increase in accrued interest receivable                                            (107)             (119)
     Increase in other assets                                                           (614)           (1,083)
     Increase (decrease) in other liabilities                                             12              (154)
     Other, net                                                                         (305)             (124)
     Loans sold                                                                        1,985            13,385
     Disbursements on loans originated for sale                                       (1,985)          (10,734)
                                                                                ------------      ------------
Net cash provided (used) by operating activities                                        (684)            1,504
                                                                                ------------      ------------

Cash provided (used) by investing activities:

  Loan principal reductions                                                           14,414            17,958
  Disbursements on mortgage and other
     loans purchased or originated for investment                                    (15,347)          (21,400)
  Repayments on mortgage-backed securities                                             1,116             1,896
  Proceeds from sale of student loans                                                     91                82
  Purchase of available-for-sale mortgage-backed securities                                0            (1,004)
  Purchase of available-for-sale investment securities                                     0           (15,973)
  Proceeds from the sale of or maturity of available-for-sale
     investment securities                                                             6,770            13,690
  Proceeds from the sale of real estate owned                                            162                 0
  Capital expenditures                                                                   (41)             (329)
                                                                                ------------      ------------
Net cash provided (used) by investing activities                                       7,165            (5,080)
                                                                                ------------      ------------

Cash provided (used) by financing activities:
  Net increase in deposits                                                             3,877               957
  Increase (repayments) in borrowings                                                    168            (2,242)
  Decrease in advances by borrowers for taxes and insurance                             (563)             (537)
  Proceeds from sale of common stock                                                      22                 1
  Payment of dividends                                                                  (131)             (123)
                                                                                ------------      ------------
Net cash provided (used) by financing activities                                       3,373            (1,944)
                                                                                ------------      ------------

Net (decrease) increase in cash                                                 $      9,854      ($     5,520)
Cash at beginning of period                                                            2,551            15,237
                                                                                ------------      ------------
CASH AT END OF PERIOD                                                           $     12,405      $      9,717

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2003 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The issuance expands on existing accounting and disclosure requirements relating to the consolidation of variable interest entities (VIE). The issuance also provides the characteristics and definition of a VIE. The Interpretation is effective for all VIE's created after January 31, 2003, and for years beginning after December 15, 2003, for all VIE's created prior to February 1, 2003. The Company does not have any VIEs.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Franklin Corporation (the "Company" or "First Franklin") is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987 in connection with the conversion of the Franklin Savings and Loan Company ("Franklin") from the mutual to stock form of ownership. The conversion was completed on January 25, 1988.

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

FIP III is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company has invested $1.5 million in the partnership. At December 31, 2003, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.12 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

In January 2002, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives will be accomplished through commercial real estate loan growth, the use of technology to improve efficiency and customer service and maintaining interest rate risk at or above levels required by the OTS. In the fall of 2004, management and the directors will review and update the Company's strategic plan.

During 2003, Franklin renovated its office located at 7615 Reading Road, in the Valley Shopping Center, adding an ATM and drive-thru window. During 2004, Franklin intends to refurbish two additional offices with minor interior cosmetic changes and the installation of ATMs. When this is completed, all offices will have drive-thru facilities and ATMs.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $3.96 million (1.4%) from $273.40 million at December 31, 2003 to $277.36 million at March 31, 2004. During 2004, mortgage-backed securities decreased $1.10 million, cash and investments increased $3.57 million, loans receivable increased $923,000, borrowings increased $168,000 and deposits increased $3.87 million.

Loan disbursements were $17.33 million during the current quarter compared to $32.13 million during the three months ended March 31, 2003. Management believes that the decrease in loan disbursements is attributable to rising interest rates and a reduction in the number of refinances. Mortgage and student loans sales of $2.08 million occurred during the current three-month period. At March 31, 2004, commitments to originate mortgage loans were $2.25 million. At the same date, $1.80 million of undisbursed loan funds were being held on various construction loans, and undisbursed consumer and commercial lines of credit were $16.88 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets increased $3.57 million during the three months ended March 31, 2004 to $49.33 million. This increase reflects loan and mortgage-backed securities repayments of $15.53 million, loan sales of $2.08 million and an increase in deposits of $3.87 million, less loan disbursements of $17.33 million. At March 31, 2004, liquid assets were 17.79% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2004. No securities are classified as trading.

                                     Amortized        Unrealized       Unrealized         Market
                                        Cost             Gains           Losses           Value
                                    ------------     ------------     ------------     ------------
                                                         (Dollars in thousands)
Available-for-sale
     Investment securities          $     36,638     $        382     $         95     $     36,925
     Mortgage-backed securities           12,101              108                3           12,206
Held-to-maturity
     Mortgage-backed securities            1,689              111                0            1,800

At March 31, 2004, deposits were $225.54 million compared to $221.67 million at December 31, 2003. This is an increase of $3.87 million during the current three-month period. During the three months ended March 31, 2004, core deposits (transaction and passbook savings accounts) decreased $170,000, short-term certificates (two years or less) decreased $1.05 million and certificates with original terms greater than two years increased $5.09 million. The increase in long-term certificates reflects the Franklin's effort to lock-in low cost long-term deposits because it believes that interest rates will increase in the future. Interest of $1.35 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits increased $2.52 million during the three-month period ended March 31, 2004.

At March 31, 2004 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $24.73 million at an average cost of 5.45% and the Company had a credit line totaling $1.50 million on which $1.15 million is outstanding. During the next twelve months, required principal reduction on these borrowings will be $1.43 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets. While having liabilities that mature or reprice more rapidly than assets may be beneficial in times of declining interest rates, such an asset/liability structure may have the opposite effect during periods of rising interest rates. Conversely, having assets that reprice or mature more rapidly than liabilities may adversely affect net interest income during periods of declining interest rates. As of December 31, 2003, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.

At March 31, 2004, $4.94 million of assets were classified substandard, $207,000 classified doubtful, $518,000 classified loss and $6.48 million were designated by management as special mention compared to $4.17 million as substandard, $482,000 as loss and $9.36 million designated as special mention at December 31, 2003. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $2.96 million at March 31, 2004 and $2.97 million at December 31, 2003. At March 31, 2004, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2004.

                                        (Dollars in thousands)
Balance at beginning of period               $      1,399
Charge offs                                            17
Additions charged to operations                        62
Recoveries                                              0
                                             ------------
Balance at end of period                     $      1,444

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 2004, net worth was $24.29 million, which is 8.76% of assets. At the same date, book value per share was $14.77, compared to $14.50 per share at December 31, 2003.

The following table summarizes, as of March 31, 2004, the regulatory capital position of

Franklin.

Capital Standard      Actual    Required   Excess     Actual    Required   Excess
                                      (Dollars in thousands)
Core                  $22,348   $10,974   $11,374      8.15%     4.00%      4.15%
Risk-based             23,274    13,902     9,372     13.39%     8.00%      5.39%

COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2004 and 2003 was $534,000 and $208,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

Net income was $281,000 ($0.17 per basic share) for the current quarter compared to $407,000 ($0.25 per basic share) for the quarter ended March 31, 2003. The decrease in net income during the current three month period, when compared to the same period in 2003, reflects decreases of $84,000 in gains on the sale of loans and $114,000 in gains on the sale of investments, and increases of $78,000 in net interest income and $54,000 in noninterest expense.

Net interest income, before provisions for loan losses, was $1.59 million for the current quarter compared to $1.51 million for the first quarter of 2003. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                         For the three month periods ended March 31,
                                                         2004 vs 2003
                                                                             Total
                                         Increase (decrease) due to        increase
                                           Volume            Rate          (decrease)
Interest income attributable to:                    (Dollars in thousands)
  Loans receivable (1)                    $   239          ($  412)       ($     173)
  Mortgage-backed securities                  (74)             (32)             (106)
  Investments                                (130)             (60)             (190)
  FHLB stock                                    2                0                 2
                                          -------          -------        ----------
  Total interest-earning assets           $    37          ($  504)       ($     467)

Interest expense attributable to:
  Demand deposits                         $    11          ($   22)       ($      11)
  Savings accounts                              0              (25)              (25)
  Certificates                                 13             (318)             (305)
  FHLB advances                              (145)             (59)             (204)
                                          -------          -------        ----------
  Total interest-bearing liabilities     ($   121)         ($  424)       ($     545)

Increase in net interest income           $   158          ($   80)        $      78

(1) Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets decreased $7.18 million to $261.78 million during the three months ended March 31, 2004, from $268.96 million for the three months ended March 31, 2003. Average interest-bearing liabilities decreased $6.10 million from $255.63 million for the three months ended March 31, 2003, to $249.53 million for the current three-month period. Thus, average net interest-earning assets decreased $1.08 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.28% for the three months ended March 31, 2004, compared to 2.05% for the same period in 2003. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.81% for the three months ended March 31, 2003, to 3.03% for the same three-month period in 2004. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of certificates from 4.77% to 3.86% and the cost of savings accounts from 1.05% to 0.72%. The yield on interest-earning assets declined from 5.86% for the quarter ended March 31, 2003 to 5.31% for the current quarter. The overall decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the general decline in market interest rates.

                                                    For the Three Months ended March 31, 2004
                                                             Average
                                                            outstanding       Yield/cost
                                                      (Dollars in thousands)
Average interest-earning assets
  Loans                                                     $  200,729          5.73%
  Mortgage-backed securities                                    14,205          3.89%
  Investments                                                   42,696          3.94%
  FHLB stock                                                     4,149          3.95%
                                                            ----------          ----
    Total                                                   $  261,779          5.31%

Average interest-bearing liabilities
  Demand deposits                                           $   53,480          1.02%
  Savings accounts                                              30,484          0.72%
  Certificates                                                 139,960          3.86%
  FHLB advances                                                 25,610          5.40%
                                                            ----------          ----
    Total                                                   $  249,534          3.03%

Net interest-earning assets/interest rate spread            $   12,245          2.28%

                                                     For the Three Months ended March 31, 2003
                                                             Average
                                                            outstanding       Yield/cost
                                                      (Dollars in thousands)
Average interest-earning assets
  Loans                                                     $  187,994         6.49%
  Mortgage-backed securities                                    21,488         4.54%
  Investments                                                   55,490         4.41%
  FHLB stock                                                     3,987         3.91%
                                                            ----------         ----
    Total                                                   $  268,959         5.86%

Average interest-bearing liabilities
  Demand deposits                                           $   50,265         1.17%
  Savings accounts                                              30,510         1.05%
  Certificates                                                 138,909         4.77%
  FHLB advances                                                 35,944         6.12%
                                                            ----------         ----
    Total                                                   $  255,628         3.81%

Net interest-earning assets/interest rate spread            $   13,331         2.05%

Noninterest income for the quarter ended March 31, 2004 was $350,000 compared to $565,000 for the same quarter in 2003. The majority of the decrease in noninterest income is the result of a decrease in gains on the sale of loans of $84,000 due to a decline in loan sales from $13.39 million in 2003 to $1.99 million in the current quarter and a decline in the gains on the sale of investments of $114,000.

Noninterest expenses were $1.45 million for the current quarter compared to
$1.40
million for the quarter ended March 31, 2003. As a percentage of average assets, this is 2.11% for the current three-month period compared to 1.99% for the first three months of 2003. The increase in noninterest expense is due to increases in compensation and employee benefits and office occupancy expenses.

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

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      None

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

Item 5. OTHER INFORMATION

      a. Press Release dated March 23, 2004

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits

            31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

            32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B. Current Report on Form 8-K

            On February 20, 2004 First Franklin filed a Form 8-K announcing earnings for the fourth quarter 2003.

                           FIRST FRANKLIN CORPORATION
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360

March 23, 2004
Cincinnati, Ohio

FIRST FRANKLIN CORPORATION DECLARES QUARTERLY DIVIDEND

The Board of Directors of First Franklin Corporation (FFHS) has declared a dividend of $0.08 per share for the first quarter of 2004. This is the sixty-fifth consecutive dividend paid by the company. The quarterly dividend will be payable April 19, 2004 to shareholders of record as of April 2, 2004. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be March 30, 2004. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

First Franklin is the parent of Franklin Savings, which has eight locations in Greater Cincinnati.

CONTACT: Thomas H. Siemers
         President and CEO
         (513) 469-8000

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST FRANKLIN CORPORATION

                                         /s/ Daniel T. Voelpel
                                         ---------------------------------------
                                         Daniel T. Voelpel
                                         Vice President and Chief Financial
                                         Officer

Date: May 14, 2004