Form 10QSB
period 2004-06-30
FIRST FRANKLIN CORP
filed 2004-08-13
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the Quarterly Period Ended June 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Transition Period from __________________ to ___________________

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           31-1221029
             --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                    4750 Ashwood Drive Cincinnati, Ohio 45241
                     ---------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2004 there were issued and outstanding 1,645,526 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one)
     Yes [ ]    No [X]

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                         Page
                                                                          No.
Part I Financial Information

Item 1. Consolidated Balance Sheets -
        June 30, 2004 and December 31, 2003                                3

        Consolidated Statements of Income and Retained
        Earnings-Three-and Six-month Periods ended June 30, 2004
        and 2003                                                           4

        Consolidated Statements of Cash Flows - Six-month
        Periods ended June 30, 2004 and 2003                               5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

Item 3. Controls and Procedures                                           15

Part II. Other Information                                                16

        Press Release dated June 29, 2004                                 18

Signatures

PART I - ITEM 1.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                             June 30,2004               Dec 31,2003
                                                             ------------               -----------
                                                              (Unaudited)
     ASSETS
Cash, including CD's & other interest-earning
  deposits of $5,100 and $100, respectively                    $  8,387                  $  2,551
Investment securities
  Available-for-sale, at market value
     (amortized cost of $34,561 and
     $43,365, respectively)                                      33,912                    43,211

Mortgage-backed securities
  Available-for-sale, at market value
     (amortized cost of $14,289 and
     $12,950, respectively)                                      14,167                    13,036

  Held-to-maturity, at amortized cost
    (market value of $1,531 and
    $2,085, respectively)                                         1,448                     1,957
Loans  receivable, net                                          201,638                   199,937
Real estate owned, net                                               56                       210
Stock in Federal Home Loan Bank
  of Cincinnati, at cost                                          4,218                     4,135
Accrued interest receivable                                         969                     1,047
Property and equipment, net                                       3,919                     3,956
Other assets                                                      4,056                     3,362
                                                               --------                  --------
                                                               $272,770                  $273,402

     LIABILITIES

Deposits                                                       $222,253                  $221,666
Borrowings                                                       25,555                    25,709
Advances by borrowers for taxes
  and insurance                                                     540                     1,347
Other liabilities                                                   479                       519
                                                               --------                  --------
     Total liabilities                                          248,827                   249,241
                                                               --------                  --------

Minority interest in consolidated subsidiary                        375                       347
                                                               --------                  --------

     STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
  500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
  2,500,000 shares authorized; 2,010,867
   shares issued at 06/30/04 and 12/31/03                            13                        13
Additional paid in capital                                        6,189                     6,189
Treasury stock, at cost- 365,341 shares at
   06/30/04 and 368,309 shares at 12/31/03                       (3,655)                   (3,682)
Retained earnings, substantially restricted                      21,529                    21,338
Accumulated other comprehensive income:
   Unrealized loss on available-for-sale
   securities, net of taxes of ($262) at 06/30/04
   and ($23) at 12/31/03                                           (508)                      (44)
                                                               --------                  --------
     Total stockholders' equity                                  23,568                    23,814
                                                               --------                  --------
                                                               $272,770                  $273,402

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                             For the Three Months Ended         For the Six Months Ended
                                           June 30,2004     June 30,2003     June 30,2004     June 30,2003
                                           ------------     ------------     ------------     ------------
                                                     (Unaudited)                      (Unaudited)
Interest income:
  Loans receivable                            $ 2,830          $ 2,925          $ 5,706          $ 5,974
  Mortgage-backed securities                      135              207              273              451
  Investment securities                           409              582              871            1,232
                                              -------          -------          -------          -------
                                                3,374            3,714            6,850            7,657
Interest expense:
  Deposits                                      1,520            1,773            3,062            3,656
  Borrowings                                      350              500              696            1,050
                                              -------          -------          -------          -------
                                                1,870            2,273            3,758            4,706
                                              -------          -------          -------          -------
     Net interest income                        1,504            1,441            3,092            2,951

Provision for loan losses                          80               53              142              114
                                              -------          -------          -------          -------
     Net interest income after
       provision for loan losses                1,424            1,388            2,950            2,837
                                              -------          -------          -------          -------
Noninterest income:
  Gain on loans sold                               35              255              134              438
  Gain on sale of investments                      30              149              106              339
  Service fees on NOW accounts                     91               99              172              184
  Other income                                    129              134              223              241
                                              -------          -------          -------          -------
                                                  285              637              635            1,202

Noninterest expense:
  Salaries and employee benefits                  699              665            1,377            1,288
  Occupancy expense                               217              204              435              404
  Advertising                                      58              106              119              166
  Federal deposit insurance premiums                9               25               17               50
  Service bureau expense                           94               90              192              180
  Other expenses                                  373              396              764              798
                                              -------          -------          -------          -------
                                                1,450            1,486            2,904            2,886

Income before federal income taxes                259              539              681            1,153

Provision for federal income taxes                 85              183              226              390
                                              -------          -------          -------          -------
  Net income                                  $   174          $   356          $   455          $   763

RETAINED EARNINGS-BEGINNING OF PERIOD         $21,486          $20,690          $21,338          $20,406
  Net income                                      174              356              455              763
  Less: dividends declared                       (131)            (120)            (264)            (243)
                                              -------          -------          -------          -------
RETAINED EARNINGS-END OF PERIOD               $21,529          $20,926          $21,529          $20,926

EARNINGS PER COMMON SHARE
        Basic                                 $  0.11          $  0.22          $  0.28          $  0.47
        Diluted                               $  0.10          $  0.21          $  0.26          $  0.46

DIVIDENDS DECLARED PER COMMON SHARE           $ 0.080          $ 0.075          $ 0.160          $ 0.150

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     For The Six Months Ended
                                                                 June 30,2004        June 30,2003
                                                                 ------------        ------------
                                                                           (Unaudited)
Cash provided (used) by operating activities:

Net income                                                         $    455            $    763

Adjustments to reconcile net income to net cash provided (used) by operating activities:

     Provision for loan losses                                          142                 114
     Gain on sale of investments                                       (106)               (339)
     Depreciation and amortization                                      186                 218
     FHLB stock dividend                                                (83)                (79)
     Decrease in accrued interest receivable                             78                 207
     Increase in other assets                                          (694)               (278)
     Decrease in other liabilities                                      (40)               (136)
     Other, net                                                         165              (1,067)
     Loans sold                                                       4,261              26,587
     Disbursements on loans originated for sale                      (4,261)            (27,313)
                                                                   --------            --------
Net cash provided (used) by operating activities                        103              (1,323)
                                                                   --------            --------

Cash provided (used) by investing activities:
  Loan principal reductions                                          30,058              40,788
  Disbursements on mortgage and other
     loans purchased or originated for investment                   (32,414)            (43,181)
  Repayments on mortgage-backed securities                            2,329               4,546
  Purchase of available-for-sale mortgage-backed securities          (3,160)             (1,004)
  Purchase of available-for-sale investment securities               (1,000)            (32,939)
  Proceeds from the sale of or maturity of available-for-sale
    investment securities                                             9,766              35,739
  Sale of student loans                                                 712                 280
  Proceeds from sale of real estate owned                               162                  78
  Capital expenditures                                                 (109)               (529)
                                                                   --------            --------
Net cash provided by investing activities                             6,344               3,778
                                                                   --------            --------
Cash provided (used) by financing activities:
  Net increase in deposits                                              587               2,024
  Repayment of borrowed money                                          (154)             (5,731)
  Decrease in advances by borrowers
     for taxes and insurance                                           (807)               (780)
  Proceeds from sale of common stock                                     27                  14
  Payment of dividends                                                 (264)               (243)
                                                                   --------            --------
Net cash used by financing activities                                  (611)             (4,716)
                                                                   --------            --------
Net increase (decrease) in cash                                       5,836              (2,261)
Cash at beginning of period                                           2,551              15,237
                                                                   --------            --------
CASH AT END OF PERIOD                                              $  8,387            $ 12,976

The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FRANKLIN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2003 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Franklin is an Ohio chartered stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.

Franklin has one wholly owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter. At the present time, Madison's assets consist solely of cash and interest-earning deposits. Its only source of income is the interest earned on these deposits.

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system, which allows financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is also in operation at Intrieve Inc., a computer service bureau, which offers the DirectTeller system to the financial institutions it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

FIP III is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company has invested $1.5 million in the partnership. At March 31, 2004, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.22 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $632,000 (0.2%) from $273.40 million at December 31, 2003 to $272.77 million at June 30, 2004, compared to a $3.96 million (1.4%) decrease for the same period in 2003. During 2004, mortgage-backed securities increased $622,000, cash and investments decreased $3.46 million, loans outstanding increased $1.70 million, deposits increased $587,000 and borrowings decreased $154,000.

Loan disbursements were $36.68 million during the current six-month period compared to $70.49 million during the six months ended June 30, 2003. Disbursements during the second quarter of 2004 were $19.35 million compared to $38.37 million during the same quarter in 2003. The decline in originations is the result of an increase in interest rates which caused a decrease in loans being refinanced. Mortgage loan sales were $4.26 million during the current six-month period compared to $26.59 million during the six months ended June 30, 2003. The decline in loan sales is the result of the decline in originations and a shift in originations from fixed-rate to adjustable-rate loans, which are retained in the portfolio. At June 30, 2004, commitments to originate mortgage loans were $1.36 million. At the same date, $2.98 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $17.62 million. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $3.46 million during the six months ended June 30, 2004, to $42.30 million. This decrease reflects loan and mortgage-backed securities repayments of $32.39 million, deposit growth of $587,000, student loan sales of $712,000 and mortgage loan sales of $4.26 million, less loan disbursements of $36.68 million, purchases of mortgage-backed securities of $3.16 million and a reduction in borrowings of $154,000. At June 30, 2004, liquid assets were 15.51% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2004. No securities are classified as trading.

                                               Amortized  Unrealized    Unrealized     Market
                                                  Cost      Gains         Losses       Value
                                                  ----      -----         ------       -----
                                                               (in thousands)
Available-for-sale
      Investment securities                     $34,561      $ 45          $ 694      $33,912
      Mortgage-backed securities                 14,289        61            183       14,167
Held-to-maturity
      Mortgage-backed securities                  1,448        83              0        1,531

At June 30, 2004, deposits were $222.25 million compared to $221.67 million at December 31, 2003. This is an increase of $587,000 during the current six-month period. During the six months ended June 30, 2004, core deposits (transaction and passbook savings accounts) decreased $3.13 million, short-term certificates (two years or less) decreased $1.51 million and certificates with original terms greater than two years increased $5.23 million. The increase in long-term certificates reflects Franklin's effort to lock-in low cost long-term deposits because it believes that interest rates will increase in the future. Interest of $1.39 million during the current quarter and $2.74 million during the current six-month period was credited to accounts. After eliminating the effect of interest credited, deposits decreased $4.68 million during the current quarter and $2.15 million during the six months ended June 30, 2004.

 At June 30, 2004 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $24.40 million at an average cost of 5.52% and the Company had a credit line totaling $1.50 million on which $1.15 million is outstanding. During the next twelve months, required principal reduction on these borrowings will be $3.54 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and Federal Home Loan Bank advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist of mortgage loans, mortgage-backed securities, consumer loans, corporate debt securities and U.S. Treasury and agency securities. While having liabilities that mature or reprice more rapidly than assets may be beneficial in times of declining interest rates, such an asset/liability structure may have the opposite effect during periods of rising interest rates. Conversely, having assets that reprice or mature more rapidly than liabilities may adversely affect net interest income during periods of declining interest rates but may be beneficial in periods of raising interest rates. As of March 31, 2004, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.

At June 30, 2004, $4.13 million of assets were classified substandard, $207,000 classified doubtful, $427,000 classified loss and $5.99 million were designated by management as special mention compared to $4.17 million classified substandard, no loans classified doubtful, $482,000 classified loss and $9.36 million designated special mention at December 31, 2003. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $3.23 million at June 30, 2004 and $2.97 million at December 31, 2003. At June 30, 2004 and December 31, 2003, the recorded investment in loans for which impairment has been recognized under SFAS No. 114 was $891,000 and $912,000 with related reserves of $353,000 and $393,000, respectively.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2004.

                                           (Dollars in thousands)
Balance at beginning of period                     $1,399
Charge offs                                            85
Additions charged to operations                       142
Recoveries                                              1
                                                   ------
Balance at end of period                           $1,457

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At June 30, 2004, net worth was $23.57 million, which is 8.64% of assets. At the same date, book value per share was $14.32 compared to $14.50 at December 31, 2003.

The following table summarizes, as of June 30, 2004, the regulatory capital position of Franklin.

Capital Standard                              Actual     Required     Excess       Actual    Required   Excess
                                              ------     --------     ------       ------    --------   ------
                                                 (Dollars in thousands)
Core                                          $22,548    $10,820     $11,728        8.34%      4.00%     4.34%
Risk-based                                     23,578     13,725       9,853       13.74%      8.00%     5.74%

COMPREHENSIVE INCOME

Comprehensive income (loss) for the six months ended June 30, 2004 and 2003 was ($79,000) and $636,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

The Company had net income of $174,000 ($0.11 per basic share) for the current quarter and $455,000 ($0.28 per basic share) for the six months ended June 30, 2004 compared to net income of $356,000 ($0.22 per basic share) for the second quarter of 2003 and $763,000 ($0.47 per basic share) for the six months ended June 30, 2003. The decrease in net income during the current six-month period reflects a decrease of $537,000 in profits on the sale of loans and investments, an increase of $28,000 in the provision for loan losses and increases of $141,000 in net interest income and $18,000 in operating expenses.

Net interest income, before provisions for loan losses, was $1.50 million for the current quarter and $3.09 million for the first six months of 2004 compared to $1.44 and $2.95 million, respectively, for the same periods in 2003. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                  For the Six Month periods ended June 30,
                                                                 2004 vs 2003
                                                                                             Total
                                         Increase (decrease)          due to                increase
                                               Volume                  Rate                (decrease)
                                               ------                  ----                ----------
                                                             (Dollars in thousands)
Interest income attributable to:
  Loans receivable (1)                         $  542                ($  810)               ($  268)
  Mortgage-backed securities                     (107)                   (71)                  (178)
  Investments                                    (265)                  (100)                  (365)
  FHLB stock                                        3                      1                      4
                                               ------                -------                -------
  Total interest-earning assets                $  173                ($  980)               ($  807)

Interest expense attributable to:
  Demand deposits                              $    6                ($   35)               ($   29)
  Savings accounts                                 (1)                   (44)                   (45)
  Certificates                                     73                   (593)                  (520)
  FHLB advances                                  (240)                  (114)                  (354)
                                               ------                -------                -------
  Total interest-bearing liabilities          ($  162)               ($  786)               ($  948)

Increase (decrease) in net
  interest income                              $  335                ($  194)                $  141

(1) Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets decreased $5.07 million to $262.25 million during the six months ended June 30, 2004, from $267.32 million for the six months ended June 30, 2003. Average interest-bearing liabilities decreased $4.59 million from $254.34 million for the six months ended June 30, 2003, to $249.75 million for the current six-month period. Thus, average net interest-earning assets decreased $481,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.21% for the six months ended June 30, 2004, compared to 2.03% for the same period in 2003. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.70% for the six months ended June 30, 2003, to 3.01% for the same six-month period in 2004. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of certificates from 4.66% to 3.81% and the cost of savings accounts from 1.02% to 0.72%. The yield on interest-earning assets declined from 5.73% for the six months ended June 30, 2003 to 5.22% for the current six-month period. The overall decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities are due to the general decline in market interest rates.

                                                        For the Six Months ended June 30, 2004
                                                               Average
                                                             outstanding          Yield/cost
                                                             -----------          ----------
                                                        (Dollars in thousands)
Average interest-earning assets
   Loans                                                       $201,223              5.67%
   Mortgage-backed securities                                    15,011              3.64%
   Investments                                                   41,847              3.77%
   FHLB stock                                                     4,169              3.98%
                                                               --------              ----
     Total                                                     $262,250              5.22%

Average interest-bearing liabilities
   Demand deposits                                             $ 53,268              1.02%
   Savings accounts                                              30,358              0.72%
   Certificates                                                 140,508              3.81%
   FHLB advances                                                 25,615              5.43%
                                                               --------              ----
     Total                                                     $249,749              3.01%

Net interest-earning assets/interest rate spread               $ 12,501              2.21%

                                                        For the Six Months ended June 30,2003
                                                                Average
                                                             outstanding          Yield/cost
                                                             -----------          ----------
                                                        (Dollars in thousands)
Average interest-earning assets
   Loans                                                       $187,322              6.38%
   Mortgage-backed securities                                    20,454              4.41%
   Investments                                                   55,535              4.15%
   FHLB stock                                                     4,007              3.94%
                                                               --------              ----
     Total                                                     $267,318              5.73%

Average interest-bearing liabilities
   Demand deposits                                             $ 52,258              1.15%
   Savings accounts                                              30,531              1.02%
   Certificates                                                 137,464              4.66%
   FHLB advances                                                 34,083              6.16%
                                                               --------              ----
     Total                                                     $254,336              3.70%

Net interest-earning assets/interest rate spread               $ 12,982              2.03%

Noninterest income was $285,000 for the quarter and $635,000 for the six months ended June 30, 2004 compared to $637,000 for the same quarter in 2003 and $1.20 million for the six months ended June 30, 2003. The decrease in noninterest income when comparing the six-month periods is the result of a $304,000 decrease in profits on the sale of loans and a $233,000 decrease in profits on the sale of investments. The decrease in the profit on the sale of loans is due to the decrease in loan sales discussed previously.

Noninterest expenses were $1.45 million for the current quarter and $2.90 million for the current six-month period compared to $1.49 million for the same quarter in 2003 and $2.89 million for the six months ended June 30, 2003. As a percentage of average assets, this is 2.11% for the six months ended June 30, 2004 compared to 2.06% for the first six months of 2003. The increase during the current six-month period reflects increases of $89,000 in compensation and employee benefits due to additional loan personnel and $31,000 in office occupancy expense due to the opening of the new Glenway office, a $47,000 decrease in advertising and a $33,000 decrease in FDIC insurance premiums.

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

      None

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on April 26, 2004, the following items were voted on by the shareholders:

                                                                             Voting
                                                                            Negative
                                                                               or
                                                        Affirmative         Withheld           Abstentions
Election of the following directors:

       Donald E. Newberry, Sr.                           1,368,986           116,455                 0
       Thomas H. Siemers                                 1,251,586           233,855                 0

Ratification of the selection of Clark, Schaefer,
Hackett & Co. as independent accountants
for the current fiscal year.                             1,477,608             7,230               603

      John L. Nolting continued to serve as a director for a term to expire in 2005 and Mary W. Sullivan and Richard H. Finan continued to serve as directors for terms expiring in 2006.

Item 5. OTHER INFORMATION

      (a) Press Release dated June 29, 2004

      (b) None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits

            31.1 CEO certification pursuant to Section 302 of the Sarbanes-

                  Oxley Act of 2002.

            31.2 CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

            32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B. Current report on Form 8-K

                  On April 19, 2004 First Franklin filed a Form 8-K regarding its press release announcing earnings for the first quarter 2004.

                           First Franklin Corporation
                    4750 Ashwood Drive Cincinnati, Ohio 45241
                        (513) 469-8000 Fax (513) 469-5360

June 29, 2004
Cincinnati, Ohio

First Franklin Corporation Declares Quarterly Dividend

The Board of Directors of First Franklin Corporation (FFHS) has declared a dividend of $0.08 per share for the second quarter of 2004. This is the sixty-sixth consecutive dividend paid by the company. The quarterly dividend will be payable July 19, 2004 to shareholders of record as of July 6, 2004. In accordance with NASD regulations, the ex-dividend date for this dividend payment is expected to be June 30, 2004. Persons who buy or sell shares should consult their brokers regarding the timing of their transactions and the effect of the ex-dividend date.

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

Date: August 13, 2004