Form 10QSB
period 2004-09-30
FIRST FRANKLIN CORP
filed 2004-11-12
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the Quarterly Period Ended September 30, 2004

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

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2004 there were issued and outstanding 1,649,156 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one)
       Yes [ ]   No [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                               Page
                                                                                No.
Part I. Financial Information

Item 1. Consolidated Balance Sheets -
        September 30, 2004 and December 31, 2003                                 3

        Consolidated Statements of Operations and Retained
        Earnings - Three and Nine-month Periods ended September 30,
        2004 and 2003                                                            4

        Consolidated Statements of Cash Flows - Nine-month
        Periods ended September 30, 2004 and 2003                                5

        Notes to Consolidated Financial Statements                               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                      7

Item 3. Controls and Procedures                                                 14

Part II. Other Information                                                      15

Signatures

PART I - ITEM 1.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands )

                                                     Sept 30, 2004  31 Dec, 2003
                                                     -------------  ------------
                                                     (Unaudited)
    ASSETS
Cash, including CD's & other interest-earning
 deposits of $2,600 and $100,
 respectively                                        $     5,392    $     2,551
Investment securities
 Available-for-sale, at market value
    (amortized cost of $33,052 and
    $43,365, respectively)                                33,128         43,211
Mortgage-backed securities
 Available-for-sale, at market value
    (amortized cost of $13,324 and
    $12,950, respectively)                                13,389         13,036
 Held-to-maturity, at amortized cost
   (market value of $1,383 and
   $2,085, respectively)                                   1,299          1,957
Loans receivable, net                                    203,189        199,937
Real estate owned, net                                         0            210
Stock in Federal Home Loan Bank
 of Cincinnati, at cost                                    4,263          4,135
Accrued interest receivable                                1,068          1,047
Property and equipment, net                                4,220          3,956
Other assets                                               8,021          3,362
                                                     -----------    -----------
                                                     $   273,969    $   273,402

    LIABILITIES
Deposits                                             $   220,329    $   221,666
Borrowings                                                27,928         25,709
Advances by borrowers for taxes
 and insurance                                               822          1,347
Other liabilities                                            318            519
                                                     -----------    -----------
    Total liabilities                                    249,397        249,241
                                                     -----------    -----------
Minority interest in consolidated subsidiary                 395            347
                                                     -----------    -----------
    STOCKHOLDERS' EQUITY:
Preferred stock; $.01 par value per share;
 500,000 shares authorized; no shares issued
Common stock; $.01 par value per share;
 2,500,000 shares authorized; 2,010,867
  shares issued at 09/30/04 and 12/31/03                      13             13
Additional paid in capital                                 6,189          6,189
Treasury stock, at cost- 362,461 shares at
  09/30/04 and 368,309 shares at 12/31/03                 (3,646)        (3,682)
Retained earnings, substantially restricted               21,527         21,338
Accumulated other comprehensive income:
  Unrealized gain (loss) on available-for-sale
  securities, net of taxes of $48 at 09/30/04
  and ($23) at 12/31/03                                       94            (44)
                                                     -----------    -----------
    Total stockholders' equity                            24,177         23,814
                                                     -----------    -----------
                                                     $   273,969    $   273,402

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                                  For the Three Months Ended               For the Nine Months Ended
                                                 Sept. 30, 2004  Sept. 30, 2003       Sept. 30, 2004        Sept. 30, 2003
                                                 --------------  --------------       --------------        --------------
                                                         (Unaudited)                              (Unaudited)
Interest income:
 Loans receivable                                $   2,849           $  2,931            $    8,555           $   8,905
 Mortgage-backed securities                            134                178                   407                 629
 Investment securities                                 405                506                 1,276               1,738
                                                 ---------           --------            ----------           ---------
                                                     3,388              3,615                10,238              11,272
Interest expense:
 Deposits                                            1,516              1,686                 4,578               5,342
 Borrowings                                            360                454                 1,056               1,504
                                                 ---------           --------            ----------           ---------
                                                     1,876              2,140                 5,634               6,846
                                                 ---------           --------            ----------           ---------
   Net interest income                               1,512              1,475                 4,604               4,426

Provision for loan losses                               72                 72                   214                 186
                                                 ---------           --------            ----------           ---------
   Net interest income after
     provision for loan losses                       1,440              1,403                 4,390               4,240
                                                 ---------           --------            ----------           ---------
Noninterest income:
 Gain on loans sold                                     10                260                   144                 698
 Gain on sale of investments                            17                 69                   123                 408
 Service fees on NOW accounts                           89                 91                   261                 275
 Other income                                          141                172                   364                 413
                                                 ---------           --------            ----------           ---------
                                                       257                592                   892               1,794

Noninterest expense:
 Salaries and employee benefits                        717                658                 2,094               1,946
 Occupancy expense                                     216                196                   651                 600
 Advertising                                            60                 72                   179                 238
 Federal deposit insurance premiums                      8                  9                    25                  59
 Service bureau expense                                 97                 95                   289                 275
 Other expenses                                        415                380                 1,179               1,178
                                                 ---------           --------            ----------           ---------
                                                     1,513              1,410                 4,417               4,296

Income before federal income taxes                     184                585                   865               1,738

Provision for federal income taxes                      54                192                   280                 582
                                                 ---------           --------            ----------           ---------
 Net income                                      $     130           $    393            $      585           $   1,156

RETAINED EARNINGS-BEGINNING OF PERIOD            $  21,529           $ 20,926            $   21,337           $  20,406
 Net income                                            130                393                   585               1,156
 Less: dividends declared                             (132)              (132)                 (395)               (375)
                                                 ---------           --------            ----------           ---------
RETAINED EARNINGS-END OF PERIOD                  $  21,527           $ 21,187            $   21,527           $  21,187

EARNINGS PER COMMON SHARE
     Basic                                       $    0.08           $   0.24            $     0.36           $    0.71
     Diluted                                     $    0.08           $   0.23            $     0.34           $    0.69

DIVIDENDS DECLARED PER COMMON SHARE              $    0.08           $   0.08            $     0.24           $    0.23

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   For The Nine Months Ended
                                                                 Sept. 30, 2004    Sept. 30, 2003
                                                                 --------------    --------------
                                                                           (Unaudited)
Cash provided (used) by operating activities:

Net income                                                        $       585       $     1,156

Adjustments to reconcile net income to net cash provided (used) by operating activities:

    Provision for loan losses                                             214               186
    Gain on sale of investments                                          (123)             (408)
    Depreciation and amortization                                         233               249
    FHLB stock dividend                                                  (128)             (120)
    Decrease (increase) in accrued interest receivable                    (21)               50
    Increase in other assets                                             (592)             (565)
    Decrease in other liabilities                                        (201)              (21)
    Other, net                                                           (328)             (923)
    Loans sold                                                          4,915            47,697
    Disbursements on loans originated for sale                         (4,915)          (45,047)
                                                                  -----------       -----------
Net cash provided (used) by operating activities                         (361)            2,254
                                                                  -----------       -----------

Cash provided (used) by investing activities:
 Loan principal reductions                                             44,638            58,127
 Disbursements on mortgage and other
    loans purchased or originated for investment                      (49,596)          (71,104)
 Repayments on mortgage-backed securities                               3,442             6,746
 Purchase of available-for-sale mortgage-backed securities             (3,160)           (1,004)
 Purchase of available-for-sale investment securities                  (5,998)          (44,827)
 Proceeds from the sale of or maturity of available-for-sale
   investment securities                                               16,424            46,308
 Sale of student loans                                                    714               387
 Purchase of Bank Owned Life Insurance                                 (3,000)                0
 Proceeds from sale of real estate owned                                  224               391
 Capital expenditures                                                    (484)             (557)
                                                                  -----------       -----------
Net cash provided (used) by investing activities                        3,204            (5,533)
                                                                  -----------       -----------

Cash provided (used) by financing activities:
 Net increase (decrease) in deposits                                   (1,337)            1,189
 Increase (decrease) in borrowed money                                  2,219            (8,535)
 Decrease in advances by borrowers
    for taxes and insurance                                              (525)             (478)
 Proceeds from sale of common stock                                        36                51
 Payment of dividends                                                    (395)             (375)
                                                                  -----------       -----------
Net cash provided by financing activities                                  (2)           (8,148)
                                                                  -----------       -----------

Net increase (decrease) in cash                                         2,841           (11,427)
Cash at beginning of period                                             2,551            15,237
                                                                  -----------       -----------
CASH AT END OF PERIOD                                             $     5,392       $     3,810

The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2003 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Franklin is an Ohio chartered stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase investments. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.

Franklin has one wholly owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter. At the present time, Madison's assets consist solely of cash and interest-earning deposits. Its only source of income is the interest earned on these deposits.

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by First Franklin and DataTech Services Inc. to develop and market a voice response telephone inquiry system, which allows financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is also in operation at Intrieve Inc., a computer service bureau, which offers the DirectTeller system to the financial institutions it services. The agreement with Intrieve gives DirectTeller a portion of the profits generated by the use of the inquiry system by Intrieve's clients.

FIP III is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company has invested $1.5 million in the partnership. At June 30, 2004, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.35 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

In September 2004, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives will be pursued through commercial loan growth, enhancing the core products and services we offer and the use of technology to improve efficiency and customer service.

During 2003, Franklin renovated its office located at 7615 Reading Road, in the Valley Shopping Center, adding an ATM and drive-thru window. As part of our ongoing plan to update our offices, during the spring of 2004 we made minor interior cosmetic changes and installed an ATM at the office located at 1100 West Kemper Road.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $567,000 (0.2%) from $273.40 million at December 31, 2003 to $273.97 million at September 30, 2004, compared to a $7.42 million (2.6%) decrease for the same period in 2003. During 2004, mortgage-backed securities decreased $305,000, cash and investments decreased $7.24 million, loans outstanding increased $3.25 million, Franklin purchased bank-owned life insurance in the amount of $3.00 million, which is included in other assets on the balance sheet, deposits decreased $1.34 million and borrowings increased $2.22 million.

Loan disbursements were $54.51 million during the current nine-month period compared to $116.15 million during the nine months ended September 30, 2003. Loan disbursements during the third quarter of 2004 were $17.83 million compared to $45.67 million during the same quarter in 2003. Mortgage loan sales were $4.92 million during the current nine-month period compared to $47.70 million during the nine months ended September 30, 2003. The decrease in loan sales is the result of the decline in originations of fixed-rate loans and an increase in originations of adjustable-rate loans, which are retained in the portfolio, as rates began to rise in 2004. At September 30, 2004, commitments to originate mortgage loans were $2.00 million. At the same date, $2.83 million of undisbursed loan funds were being held on various construction loans and the Company had undisbursed lines of credit on consumer and commercial loans of approximately $15.72 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets decreased $7.24 million during the nine months ended September 30, 2004, to $38.52 million. This decrease reflects loan and mortgage-backed securities repayments of $48.08 million, an increase in borrowings of $2.22 million and mortgage loan sales of $4.92 million which were more than offset by purchases of mortgage-backed securities of $3.16 million, loan disbursements of $54.51 million, deposit outflows of $1.34 million and the purchase of bank-owned life insurance of $3.00 million. At September 30, 2004, liquid assets were 14.06% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2004. No securities are classified as trading.


                                     Amortized     Unrealized     Unrealized       Market
                                        Cost          Gains         Losses          Value
                                     ---------     ----------     ----------      ---------
                                                   (in thousands)
Available-for-sale
     Investment securities           $  33,052      $     164      $      88      $  33,128
     Mortgage-backed securities         13,324             99             34         13,389
Held -to - maturity
     Mortgage-backed securities          1,299             84              0          1,383

At September 30, 2004, deposits were $220.33 million compared to $221.67 million at December 31, 2003. This reflects a decrease of $1.92 million during the current quarter and a decrease of $1.34 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, core deposits (transaction and passbook savings accounts) decreased $5.39 million, short-term certificates (two years or less) decreased $3.10 million and certificates with original terms greater than two years increased $7.15 million. Interest of $1.34 million during the current quarter and $4.08 million during the current nine-month period was credited to accounts. After eliminating the effect of interest credited, deposits decreased $3.26 million during the current quarter and $5.42 million during the nine months ended September 30, 2004.

At September 30, 2004, the Company had outstanding borrowings of $27.93 million at an average cost of 5.29%. Included in the Company's borrowings are Federal Home Loan Bank advances of $26.78 million and a credit line totaling $1.50 million on which $1.15 million is outstanding. Borrowings have increased $2.22 million during the nine-month period. During the next twelve months, required principal reduction on amortizing advances will be $2.26 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and Federal Home Loan Bank advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist of mortgage loans, mortgage-backed securities, consumer loans, corporate debt securities and U.S. Treasury and agency securities. While having liabilities that mature or reprice more rapidly than assets may be beneficial in times of declining interest rates, such an asset/liability structure may have the opposite effect during periods of rising interest rates. Conversely, having assets that reprice or mature more rapidly than liabilities may adversely affect net interest income during periods of declining interest rates but may be beneficial in periods of raising interest rates. As of June 30, 2004, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.

At September 30, 2004, $4.12 million of assets were classified substandard, $207,000 classified doubtful, $396,000 classified loss and $4.42 million were designated by management as special mention compared to $4.17 million classified substandard, no loans classified doubtful, $482,000 classified loss and $9.36 million designated special mention at December 31, 2003. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $2.79 million at September 30, 2004 and $2.97 million at December 31, 2003. At September 30, 2004 and December 31, 2003, the recorded investment in loans for which impairment has been recognized under SFAS No. 114 was $909,000 and $912,000 with related reserves of $352,000 and $393,000, respectively.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2004.

                                                (Dollars in
                                                 thousands)
Balance at beginning of period                 $       1,399
Charge offs                                              110
Additions charged to operations                          214
Recoveries                                                 2
                                                           -
                                               -------------
Balance at end of period                       $       1,505

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At September 30, 2004, net worth was $24.18 million, which is 8.82% of assets. At the same date, book value per share was $14.67 compared to $14.50 at December 31, 2003.

The following table summarizes, as of September 30, 2004, the regulatory capital position of Franklin.

Capital Standard            Actual       Required        Excess        Actual        Required       Excess
                            ------       --------        ------        ------        --------       ------
                                     (Dollars in thousands)
Core                      $  22,447      $  10,851      $  11,596         8.27%         4.00%         4.27%
Risk-based                   23,545         13,997          9,548        13.46%         8.00%         5.46%

COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2004 and 2003 was $642,000 and $434,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

The Company had net income of $130,000 ($0.08 per basic share) for the current quarter and $585,000 ($0.36 per basic share) for the nine months ended September 30, 2004 compared to net income of $393,000 ($0.24 per basic share) for the third quarter of 2003 and $1.16 million ($0.71 per basic share) for the nine months ended September 30, 2003. The decrease in net income during the current nine-month period reflects a decrease of $839,000 in profits on the sale of loans and investments, and increases of $28,000 in the provision for loan losses, $178,000 in net interest income and $121,000 in operating expenses.

Net interest income, before provisions for loan losses, was $1.51 million for the current quarter and $4.60 million for the first nine months of 2004 compared to $1.48 million and $4.43 million, respectively, for the same periods in 2003. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                              For the Nine-month Periods ended Sept. 30,
                                                            2004 vs 2003
                                                                             Total
                                               Increase (decrease) due to   increase
                                                Volume         Rate        (decrease)
                                               --------     ----------     ----------
                                                       (Dollars in thousands)
Interest income attributable to:
 Loans receivable (1)                           $ 632        ($  982)      ($  350)
 Mortgage-backed securities                      (126)           (96)         (222)
 Investments                                     (354)          (116)         (470)
 FHLB stock                                         5              3             8
                                                -----        -------       -------
 Total interest-earning assets                  $ 157        ($1,191)      ($1,034)

Interest expense attributable to:
 Demand deposits                               ($   4)       ($   25)      ($   29)
 Savings accounts                                  (3)           (45)          (48)
 Certificates                                     123           (810)         (687)
 FHLB advances                                   (276)          (172)         (448)
                                                -----        -------       -------
 Total interest-bearing liabilities            ($ 160)       ($1,052)      ($1,212)

Increase (decrease) in net
 interest income                                $ 317        ($  139)       $  178

(1) Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets decreased $4.36 million to $261.30 million during the nine months ended September 30, 2004, from $265.66 million for the nine months ended September 30, 2003. Average interest-bearing liabilities decreased $3.94 million from $253.08 million for the nine months ended September 30, 2003, to $249.14 million for the current nine-month period. Thus, average net interest-earning assets decreased $411,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.20% for the nine months ended September 30, 2004, compared to 2.05% for the same period in 2003. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.61% for the nine months ended September 30, 2003, to 3.02% for the same nine-month period in 2004. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of certificates from 4.57% to 3.81% and the cost of savings accounts from 0.93% to 0.73%. The yield on interest-earning assets declined from 5.66% for the nine months ended September 30, 2003 to 5.22% for the current nine-month period. The decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the general decline in market interest rates during 2003.

                                                               For the Nine Months ended Sept. 30, 2004
                                                                     Average
                                                                     outstanding            Yield/cost
                                                                    ------------            ----------
                                                               (Dollars in thousands)
  Average interest-earning assets
     Loans                                                          $  201,738                 5.65%
     Mortgage-backed securities                                         15,010                 3.62%
     Investments                                                        40,362                 3.80%
     FHLB stock                                                          4,191                 4.07%
                                                                    ----------                 -----
       Total                                                        $  261,301                 5.22%

  Average interest-bearing liabilities
     Demand deposits                                                $   52,434                 1.02%
     Savings accounts                                                   30,055                 0.73%
     Certificates                                                      140,499                 3.81%
     FHLB advances                                                      26,152                 5.38%
                                                                    ----------                 -----
       Total                                                        $  249,140                 3.02%

Net interest-earning assets/interest rate spread                    $   12,161                 2.20%

                                                               For the Nine Months ended Sept. 30, 2004
                                                                     Average
                                                                     outstanding            Yield/cost
                                                                    ------------            ----------
                                                               (Dollars in thousands)
  Average interest-earning assets
     Loans                                                          $  189,832                 6.25%
     Mortgage-backed securities                                         19,298                 4.35%
     Investments                                                        52,499                 4.11%
     FHLB stock                                                          4,027                 3.97%
                                                                    ----------                 -----
       Total                                                        $  265,656                 5.66%

  Average interest-bearing liabilities
     Demand deposits                                                $   52,914                 1.09%
     Savings accounts                                                   30,513                 0.93%
     Certificates                                                      137,014                 4.57%
     FHLB advances                                                      32,643                 6.14%
                                                                    ----------                 -----
       Total                                                        $  253,084                 3.61%

Net interest-earning assets/interest rate spread                    $   12,572                 2.05%

Noninterest income was $257,000 for the quarter and $892,000 for the nine months ended September 30, 2004 compared to $592,000 for the same quarter in 2003 and

$1.79 million for the nine months ended September 30, 2003. The decrease in noninterest income when comparing the nine-month periods is primarily the result of a $554,000 decrease in profits on the sale of loans and a $285,000 decrease in profits on the sale of investments. The decrease in the profit on the sale of loans is due to the decrease in loan sales discussed previously.

Noninterest expenses were $1.51 million for the current quarter and $4.42 million for the current nine-month period compared to $1.41 million for the same quarter in 2003 and $4.30 million for the nine months ended September 30, 2003. As a percentage of average assets, this is 2.14% for the nine months ended September 30, 2004 compared to 2.05% for the first nine months of 2003. The increase during the current nine-month period reflects an increase of $148,000 in compensation and employee benefits due to a reduction in the loan origination fees used to offset compensation expense from $239,000 for the nine months ended September 30, 2003 to $79,000 for the current nine-month period as a result of the decrease in loans originated. Also, an increase of $51,000 in office occupancy expense due to additional depreciation relating to the remodeling of the Roselawn and Forest Park offices, a $14,000 increase in service bureau costs, a $54,000 decrease in advertising and a $34,000 decrease in FDIC insurance premiums.

ITEM  3. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls, which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

      FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

Item  1. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

Item  3. DEFAULTS UPON SENIOR SECURITIES

      None

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

Item  5. OTHER INFORMATION

      (a) None

      (b) None

Item  6. EXHIBITS

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

Date: November 12, 2004