Form 10KSB
period 2004-12-31
FIRST FRANKLIN CORP
filed 2005-03-29
CIK 742161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

             For the fiscal year ended December 31, 2004

                                       OR

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from ______________ to _________________

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

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                    -------------------------------------------

       Securities registered under to Section 12(g) of the Exchange Act:
                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $14.83 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The Nasdaq National Market as of March 9, 2005, was $10.79 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

1,654,706 of the issuer's common shares were issued and outstanding on March 9, 2005.

          Documents Incorporated by Reference and Included as Exhibits:
     Part II of Form 10-KSB - Portions of 2004 Annual Report to Stockholders
Part III of Form 10-KSB - Portions of Proxy Statement for 2005 Annual Meeting of
                                  Stockholders

Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS

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

      The Company's executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and the Company's telephone number at that address is
(513) 469-5352.

THE FRANKLIN SAVINGS AND LOAN COMPANY

      Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2004, Franklin had approximately $270.98 million of assets, deposits of approximately $220.10 million and stockholders' equity of approximately $22.31 million.

      Franklin's principal business is accepting savings deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family owner occupied residential real estate. Franklin also makes loans secured by multi-family real estate and nonresidential real estate and loans for consumer purposes.

      Franklin's income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, interest paid on borrowings and operating expenses. The primary component of Franklin's net income is its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Franklin's interest income and interest expense change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin's control. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest Rate Risk" in the portions of the Annual Report to Stockholders (the "Annual Report") for additional information regarding maturity or repricing timing differences and the impact of interest rates on Franklin's operating results.

      Franklin's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund (the "SAIF") up to maximum permitted levels. Franklin is subject to examination and regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), the OTS and the FDIC. Franklin is also subject to certain regulations of the Federal Reserve Board (the "FRB"). See "Regulation."

      Franklin's executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and Franklin's telephone number at that address is (513) 469-8000.

LENDING ACTIVITIES

      GENERAL. Franklin's primary revenue source is interest and fee income from lending activities. Franklin's principal lending activity is investing in conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes loans secured by multi-family residential and nonresidential real estate and consumer loans, and occasionally purchases participation interests in multi-family and nonresidential real estate loans originated by other lenders.

      Franklin's current lending strategy is to originate fixed-rate loans primarily for sale in the secondary market and to originate adjustable-rate loans mortgage loans ("ARMs") for retention in its own portfolio. When consumer demand for ARMs declines, Franklin may purchase adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 2004, interest rates offered on fixed-rate loans increased from levels experienced during the past few years, resulting in increased demand for adjustable-rate loans and a decrease in the origination of fixed-rate loans. The decrease in the origination of fixed-rate loans caused loans sold to decrease during 2004 to $6.35 million from $49.73 million during 2003.

      Franklin has an agreement with the Student Loan Marketing Association to sell all student loans that reach the repayment stage. Loans totaling $720,000 were sold under that agreement in 2004 at a profit of $9,000, compared to $492,000 of loans sold at a profit of $6,100 in 2003.

      The following table sets forth information concerning the composition of Franklin's loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:

                                                                       At December 31,
                                ----------------------------------------------------------------------------------------------
                                       2004               2003               2002               2001               2000
                                ----------------- ------------------ ------------------ -----------------  -------------------
                                 Amount   Percent  Amount    Percent  Amount    Percent  Amount   Percent   Amount     Percent
                                --------  ------- --------   ------- --------   ------- --------  -------  --------    -------
                                                                    (Dollars in thousands)
Type of loan
Loans secured by real estate:
   Residential                  $128,978   58.60% $126,659    57.93% $126,804    59.39% $150,950   65.56%  $171,340     67.80%
   Nonresidential                 35,434   16.10    33,354    15.26    30,184    14.14    29,923   13.01     22,942      9.08
   Construction                    8,723    3.96     8,841     4.04    10,677     4.99     8,502    3.69      7,473      2.96
Consumer and other loans:
   Commercial lines of
   credit                         11,101    5.04    13,705     6.27     4,771     2.24     4,235    1.84      1,241      0.49
   Consumer and other             22,493   10.22    21,173     9.68    19,003     8.90    15,398    6.68      7,528      2.98
                                --------  ------  --------   ------  --------   ------  --------  ------   --------    ------
                                 206,729   93.92   203,732    93.18   191,439    89.66   209,008   90.78    210,524     83.31
                                --------  ------  --------   ------  --------   ------  --------  ------   --------    ------

Mortgage-backed securities:
   Held to maturity                1,159    0.53     1,957     0.90     4,351     2.04     7,423    3.22     11,145      4.42
   Available for sale             12,229    5.55    12,950     5.92    17,716     8.30    13,818    6.00     31,026     12.27
                                --------  ------  --------   ------  --------   ------  --------  ------   --------    ------
                                  13,388    6.08    14,907     6.82    22,067    10.34    21,241    9.22     42,171     16.69
                                --------  ------  --------   ------  --------   ------  --------  ------   --------    ------
     Total loans receivable
       (before net items)       $220,117  100.00% $218,639   100.00% $213,506   100.00% $230,249  100.00%  $252,695    100.00%
                                ========  ======  ========   ======  ========   ======  ========  ======   ========    ======
Type of rate
Fixed rate                       $48,935   22.23% $ 54,718    25.03% $ 66,979    31.37% $ 96,089   41.73%  $120,988     47.88%
Adjustable rate                  171,182   77.77   163,921    74.97   146,527    68.63   134,160   58.27    131,707     52.12
                                --------  ------  --------   ------  --------   ------  --------  ------   --------    ------

     Total loans receivable
       (before net items)       $220,117  100.00% $218,639   100.00% $213,506   100.00% $230,249  100.00%  $252,695    100.00%
                                ========  ======  ========   ======  ========   ======  ========  ======   ========    ======

Type of security
Residential:
   Single-family                $127,659   58.00% $122,037    55.82% $128,840    60.34% $149,267   64.83%  $192,444     76.16%
   2-4 family                      8,526    3.87     8,193     3.75     7,701     3.61     9,388    4.08      9,816      3.88
   Multi-family                   12,375    5.62    14,537     6.65    15,737     7.37    18,512    8.04     15,991      6.33
Nonresidential real estate        37,963   17.25    38,994    17.83    37,454    17.54    33,449   14.53     25,675     10.16
Commercial lines of credit        11,101    5.04    13,705     6.27     4,771     2.24     4,235    1.84      1,241      0.49
Student loans                        391    0.18       554     0.25       507     0.24       960    0.41        704      0.28
Consumer and other loans:         22,102   10.04    20,619     9.43    18,496     8.66    14,438    6.27      6,824      2.70
                                --------  ------  --------   ------  --------   ------  --------  ------   --------    ------
   Commercial lines of credit     11,101    5.04    13,705     6.27     4,771     2.24     4,235    1.84      1,241      0.49
   Consumer and other             22,102   10.04    20,619     9.43    18,496     8.66    14,438    6.27      6,824      2.70
                                --------  ------  --------   ------  --------   ------  --------  ------   --------    ------

     Total loans receivable
       (before net items)       $220,117  100.00% $218,639   100.00% $213,506   100.00% $230,249  100.00%  $252,695    100.00%
                                ========  ======  ========   ======  ========   ======  ========  ======   ========    ======

      The following table presents a reconciliation of Franklin's loans receivable and mortgage-backed securities after net items:

                                                                      At December 31,
                                                     ------------------------------------------------
                                                       2004                2003                2002
                                                     --------            --------            --------
                                                                      (In thousands)
Gross loans receivable and mortgage-backed
   securities (before net items)                     $220,117            $218,639            $213,506

Less:
   Loans in process                                     2,162               2,286               2,390
   Deferred loan fees                                     189                 141                 112
   Allowance for possible loan losses                   1,430               1,369               1,183

   Unrealized gain on available for sale
     mortgage-backed securities                           (84)                (87)               (223)
                                                     --------            --------            --------

     Total                                              3,697               3,709               3,462
                                                     --------            --------            --------
Loans receivable and mortgage-backed
   securities - net                                  $216,420            $214,930            $210,044
                                                     ========            ========            ========

      The following schedule presents the contractual maturity of Franklin's loan and mortgage-backed securities portfolio at December 31, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change.

                      One- to four-family
                           real estate      Other real estate     Mortgage-backed      Consumer and
                         mortgage loans       mortgage loans         securities         other loans           Total
                      --------------------  ------------------  ------------------- ------------------ --------------------
                                  Weighted            Weighted             Weighted           Weighted             Weighted
                                  Average             average              average            average              average
                        Amount      rate     Amount     rate     Amount      rate    Amount     rate    Amount       rate
                      ---------   --------  -------   --------  -------    -------- -------   -------- --------    --------
                                                               (Dollars in thousands)
Due during years
ending December 31:
2005                  $  54,915     5.40%   $19,965     6.77%   $12,194      3.36%  $31,612     5.33%  $118,686      5.40%
2006 and 2007            21,205     4.94     15,709     6.34          -         -       354     8.98     37,268      5.57
2008 and 2009            12,201     5.81     10,530     6.31        536      6.07       704     6.74     23,971      6.07
2010 to 2014              5,730     5.82      3,999     5.58          -         -       452     6.42     10,181      5.75
2015 to 2024              8,867     5.46        176     7.20          1      8.50        81     5.97      9,125      5.50
2025 and following       19,879     5.70        350     4.83        657      7.48         -        -     20,886      5.74
                      ---------             -------             -------             -------            --------
  Total               $ 122,797     5.43%   $50,729     6.44%   $13,388      3.67%  $33,203     5.42%  $220,117      5.55%
                      =========             =======             =======             =======            ========

      As of December 31, 2004, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2005, consisted of $54.86 million of adjustable-rate loans and $46.57 million of fixed-rate loans.

      The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

                                                                 Year ended December 31,
                                                   -------------------------------------------------
                                                     2004                2003                2002
                                                   --------           ----------           ---------
Loans originated:
   One- to four-family                             $ 35,637           $   88,310            $ 61,436
   Multi-family                                       2,622                4,546               3,467
   Nonresidential                                     7,255                7,636               9,276
   Land                                                  79                  677               1,046
   Consumer and other                                22,646               32,798              24,306
                                                   --------           ----------           ---------
    Total loans originated                           68,239              133,967              99,531
Mortgage-backed securities purchased                  3,160                1,004              13,043
Loans purchased                                         125                    -               1,100
                                                   --------           ----------           ---------
      Total loans originated and
        mortgage-backed securities and
        loans  purchased                             71,524              134,971             113,674
                                                   --------           ----------           ---------

Loans sold:
    One- to four-family                               6,346               49,730              37,802
    Other                                             2,028                1,415               1,168
Mortgage-backed securities sold                           -                    -               3,427
Principal reductions and payoffs                     61,672               78,693              88,020
                                                   --------           ----------           ---------
Increase (decrease) in loans receivable               1,478                5,133             (16,743)
Decrease (increase) in net items                         12                 (247)              2,712
                                                   --------           ----------           ---------
Net increase (decrease) in loans receivable        $  1,490           $    4,886           ($ 14,031)
                                                   ========           ==========           =========

      In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2004, Franklin sold approximately $6.35 million in fixed-rate residential loans, a decrease of 87.24% from 2003. At December 31, 2004, Franklin serviced $66.63 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2004 were $68.24 million, a decrease of 49.06% from 2003 levels. This decrease in loan originations and loan sales was the result of higher interest rates on mortgages which caused consumer preference to change from fixed-rate to adjustable-rate loans and to significantly reduce the amount of refinancings. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest Rate Risk, and - Liquidity Risk" in the Annual Report.

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

      All mortgage loans originated by Franklin contain a "due-on-sale" clause providing that Franklin may declare the unpaid principal balance due and payable upon the sale or other transfer of the mortgaged property. After taking other business factors into consideration, Franklin determines whether to enforce these due-on-sale clauses; however, Franklin generally enforces such clauses to the extent permitted by law.

      FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower (the "Lending Limit") to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital ("Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." The OTS, under certain circumstances, may permit exceptions to the Lending Limit on a case-by-case basis. In applying the Lending Limit, loans to certain related or affiliated borrowers are aggregated.

      Based on the 15% Lending Limit, Franklin was able to lend approximately $3.47 million to one borrower at December 31, 2004. Franklin had no outstanding loans in excess of such limit at December 31, 2004.

      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of Franklin's lending program has been the origination of loans secured by one- to four-family residences. At December 31, 2004, $136.19 million, or 61.87%, of Franklin's real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in Southwestern Ohio.

      In order to reduce its exposure to changes in interest rates, Franklin has attempted to de-emphasize the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest Rate Risk" in the Annual Report. During 2004, as a result of rising interest rates, originations of thirty-year and fifteen-year fixed-rate mortgage loans, many of which are eligible for sale in the secondary market, decreased and originations of adjustable-rate mortgage loans increased. Adjustable-rate loans tend to decrease Franklin's exposure to changes in interest rates, but also tends to decrease interest income because of the lower yields on adjustable-rate loans.

      Franklin currently offers one- to four-family residential ARMs with initial adjustment periods ranging from one to ten years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 2004, one- to four-family ARMs totaled $86.00 million.

      Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index. Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 2004, $2.24 million, or 2.60%, of Franklin's one-to four-family ARMs were delinquent thirty days or more, an increase of $790,000, or 54.48 % from 2003.

      When making a one- to four-family residential mortgage loan, Franklin evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Franklin generally makes loans on one- to four-family residential property in amounts of 80% or less of the appraised value. When loans are made in amounts that exceed 80% of the appraised value of the underlying real estate, Franklin's policy is to (i) require private mortgage insurance on a portion of the loan, or (ii) increase the interest rate above the rate charged on a loan of less than 80% of the appraised value.

      MULTI-FAMILY RESIDENTIAL AND NONRESIDENTIAL REAL ESTATE LENDING. As of December 31, 2004, approximately $50.34 million, or 22.87%, of Franklin's total real estate loan and mortgage-backed securities portfolio consisted of loans secured by multi-family residential and nonresidential properties. Franklin's multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties.

      While Franklin's multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in five years or less. Loan fees on originated loans have generally been 1/2 to 1% of the original loan amount (plus expenses). At December 31, 2004, all of Franklin's multi-family residential or nonresidential real estate loans were secured by properties located either within the State of Ohio or within 25 miles of Cincinnati.

      Properties securing multi-family residential and nonresidential real estate loans originated by Franklin are appraised at the time of the loan by appraisers designated by Franklin (or the lead lender in the case of a loan participation).

      Franklin currently seeks to invest in loans in amounts of 80% or less of the appraised value of the property securing the loan. In some cases, Franklin's collateral includes junior liens on additional properties owned by the borrower. In underwriting multi-family residential and nonresidential real estate loans (or evaluating the purchase of a loan participation), Franklin considers, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and, if applicable, the past performance of the project.

      Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin's multi-family residential and nonresidential real estate loans and participations at December 31, 2004, six had a principal balance of more than $1.0 million and twenty-five others had principal balances in excess of $500,000. At December 31, 2004, Franklin had twenty-four borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $37.42 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $3.16 million.

      Multi-family residential and nonresidential real estate loans are generally made at higher rates and for shorter terms than one- to four-family residential mortgage loans. Multi-family residential and nonresidential real estate lending, however, entails additional credit risk as compared to one- to four-family residential mortgage lending, and the borrower typically depends upon income generated by the collateral real estate project to cover operating expenses and debt service. Therefore, the payment experience on loans secured by income producing properties typically is dependent on the successful operation of the related project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Finally, because of the complexity of many multi-family residential and nonresidential real estate projects, it may be difficult to accurately assess the value of the underlying projects. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

      Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2004, Franklin's nonresidential mortgage loan portfolio was $37.96 million, or 170.15% of its total capital.

      CONSUMER AND OTHER LENDING. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. Franklin also offers variable rate secured commercial and home equity line of credit loans. At least 25% of the amount available under each commercial line of credit must be secured by marketable securities or a certificate of deposit at Franklin. The remaining amount available under each commercial line of credit is secured by a mortgage on any property purchased using the line of credit. Home equity lines of credit are secured by mortgages on real estate. At December 31, 2004, Franklin had $46.89 million of lines of credit, with total outstanding balances of $30.76 million, of which $11.10 million was for commercial lines of credit and $19.66 million for home equity lines of credit. Consumer and commercial loans generally involve a higher level of risk, carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2004, $33.59 million, or 15.26%, of Franklin's total loan and mortgage-backed securities portfolio consisted of consumer and other loans.

      MORTGAGE-BACKED SECURITIES AND CMO'S. Franklin purchases mortgage-backed securities insured or guaranteed by government agencies when conditions favor such a portfolio investment. At December 31, 2004, mortgage-backed securities totaled approximately $11.73 million, or 5.33% of total loans and mortgage-backed securities, of which $1.16 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin's balance sheet at cost. The market value of the $1.16 million in mortgage-backed securities designated as being held to maturity as of December 31, 2004, was $1.21 million. The remaining $10.57 million in mortgage-backed securities held at December 31, 2004 was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders' equity, net of applicable taxes. At December 31, 2004, the market value of the $10.57 million in mortgage-backed securities designated available for sale was $10.63 million.

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

      Franklin also has $1.66 million in collateralized mortgage obligations ("CMOs"), which are secured by one- to four-family mortgage loans. Although it can be useful for hedging and investment, a CMO can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market for such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk," but Franklin has no CMOs in the "high-risk" category. The CMOs are designated as available for sale and, in accordance with SFAS No. 115, are carried on Franklin's balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders' equity, net of applicable taxes. At December 31, 2004, the market value of the $1.66 million in CMOs designated available for sale was $ 1.68 million.

      CMOs and mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or agency or by the underlying collateral. Although CMOs and other mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on sale limits the usefulness of these investments for liquidity purposes.

      At December 31, 2004, $1.20 million, or 8.96%, of Franklin's CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin's earnings, particularly in a rising interest rate environment. Conversely, fixed rate mortgage backed securities can positively impact Franklin's earnings in a falling interest rate environment.

      At December 31, 2004, $12.19 million, or 91.04%, of Franklin's CMOs and mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, adjustable-rate securities have lower interest rate risk. In a period of declining interest rates, Franklin is subject to prepayment risk on its adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest Rate Risk" in the Annual Report.

      The following table sets forth certain information regarding Franklin's investment in mortgage-backed securities and CMOs at the dates indicated:

                                                   At December 31, 2004                            At December 31, 2003
                                      ---------------------------------------------  ----------------------------------------------
                                                     Gross     Gross                                 Gross       Gross
                                      Amortized   unrealized unrealized  Estimated   Amortized    unrealized  unrealized Estimated
                                        cost         Gains    losses     fair value     cost         gains      losses   fair value
                                      ---------   ---------- ----------  ----------  ---------    ----------  ---------- ----------
                                                                            (In thousands)
Mortgaged-backed securities held
   to maturity:
   FHLMC participation certificates   $    405       $ 28       $ -       $   433     $    617      $   44      $    -    $   661
   FNMA participation certificates         501          8         -           509          835          45           -        880
   GNMA participation certificates         253         20         -           273          505          39           -        544
                                      --------       ----       ---       -------     --------      ------      ------    -------
                                      $  1,159       $ 56       $ -       $ 1,215     $  1,957      $  128      $    -    $ 2,085
                                      ========       ====       ===       =======     ========      ======      ======    =======
Mortgage-backed securities available
   for sale:
   FHLMC participation certificates   $    153       $  4                 $   157     $    214      $    5      $    -    $   219
   FNMA participation certificates         808         16                     824        1,246          33           -      1,279
   GNMA participation certificates       9,608         46       $ 6         9,648        9,491          34          14      9,511
                                                                ---
   CMOs                                  1,660         24                   1,684        1,999          28           -      2,027
                                      --------       ----                 -------     --------      ------      ------    -------
                                      $ 12,229       $ 90       $ 6       $12,313     $ 12,950      $  100      $   14    $13,036
                                      ========       ====       ===       =======     ========      ======      ======    =======

      The combined amortized cost of CMOs and mortgage-backed and related securities designated as held to maturity or available for sale at December 31, 2004 and 2003, by contractual terms to maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without penalty. Also, the timing of cash flows will be affected if Franklin sells securities designated as available for sale under certain economic conditions.

                                                         Amortized cost at December 31,
                                                        --------------------------------
                                                          2004                    2003
                                                        -------                  -------
                                                                 (In thousands)
Due within one year                                     $     -                  $     -
Due after one through three years                             -                        -
Due after three years through five years                    536                      835
Due after five years through ten years                        -                        -
Due after ten years through twenty years                  2,729                    3,525
Due after twenty years                                   10,123                   10,547
                                                        -------                  -------
                                                        $13,388                  $14,907
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

      Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as "substandard," "doubtful" and "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses on assets classified "substandard" and "doubtful." For the portion of assets classified as "loss", an institution is required to either establish a specific allowance of 100% of the amount classified or charge off the amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of an institution's asset portfolio. At December 31, 2004, $2.83 million of Franklin's loans and other assets were classified as "substandard" and $663,000 were classified as "loss." No loans or assets were classified as "doubtful." Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required by regulation to be designated "special mention" by management. Franklin designates as "special mention" loans where the borrower has filed bankruptcy, loans that are delinquent less than ninety days on which Franklin purchases hazard insurance because the borrower has allowed the insurance to lapse, loans with two or more delinquent real estate tax payments and loans past their maturity date, regardless of their delinquency status. At December 31, 2004, management had designated $4.79 million in loans and assets as "special mention."

      The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

                                                           At December 31,
                            -----------------------------------------------------------------------------
                              2004            2003               2002             2001             2000
                            -------          -------            ------           ------          --------
                                                           (In thousands)
30-59 days                  $   601          $   700            $2,727           $2,929          $    615
60-89 days                      467              627               892            1,752               409
90 days and over              3,118            3,648             2,284              759               848
                            -------          -------            ------           ------          --------
  Total                     $ 4,186          $ 4,975            $5,903           $5,440          $  1,872
                            =======          =======            ======           ======          ========

      Under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2004 and 2003, the recorded investment in loans for which impairment had been recognized was approximately $1.25 million and $1.27 million with related reserves of $534,000 and $284,000, respectively.

      The following table sets forth the amounts of Franklin's non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more and repossessed assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one- to four-family residential mortgage loans, are placed on non-accrual status when uncollected interest becomes greater than ninety days past due. All consumer loans more than 90 days delinquent are charged against the allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets include assets acquired in settlement of loans. The loan amounts reported do not reflect any specific valuation allowances which have been established.

                                                                         At December 31,
                                                   -----------------------------------------------------------
                                                    2004         2003            2002       2001        2000
                                                   ------       -------         ------     -------     -------
                                                                       (Dollars in thousands)
Non-accruing loans:
  Residential real estate                          $  899       $ 1,264         $1,291     $   210     $   297
  Nonresidential real estate                          325           312              -           -           -
  Consumer and other                                1,114         1,040            454         207         201
                                                   ------       -------         ------     -------     -------
     Total                                          2,338         2,616          1,745         417         498
                                                   ------       -------         ------     -------     -------
     Total as a percentage of total assets           0.85%         0.96%          0.62%       0.15%       0.18%

Accruing loans delinquent more than 90 days:
  Residential real estate                             827           680            524         384         360
  Nonresidential real estate                            -             -              -          30           -
  Consumer and other                                                 54              -         263         156
                                                   ------       -------         ------     -------     -------
   Total                                              827           734            524         677         516
                                                   ------       -------         ------     -------     -------
   Total as a percentage of total assets             0.30%         0.27%          0.19%       0.24%       0.19%

Repossessed assets:
  Residential real estate                               -           210            160          96           -
  Nonresidential real estate                            -             -              -           -           -
                                                   ------       -------         ------     -------     -------
   Total                                                -           210            160          96           -
                                                   ------       -------         ------     -------     -------
   Total as a percentage of total assets                -          0.07%          0.05%       0.03%          -

  Total non-performing assets                      $3,165       $ 3,560         $2,429     $ 1,190     $ 1,014
                                                   ======       =======         ======     =======     =======
  Total non-performing assets as a percentage
  of total assets                                    1.15%         1.30%          0.86%       0.42%       0.37%
                                                   ======       =======         ======     =======     =======

Other loans of concern:
  Residential real estate                          $1,002       $   684         $2,565     $ 1,309     $   358
  Nonresidential real estate                          516           608             47           -           -
  Consumer and other                                   33           162             40           -           -
                                                   ------       -------         ------     -------     -------
   Total                                           $1,551       $ 1,454         $2,652     $ 1,309     $   358
                                                   ======       =======         ======     =======     =======

   Total as a percentage of total assets             0.57%         0.53%          0.94%       0.47%       0.13%
                                                   ======       =======         ======     =======     =======

Unallocated allowance for loan losses              $  737       $   827         $  886     $   830     $   794
                                                   ======       =======         ======     =======     =======

  Total allowance for loan losses and
  repossessed assets                               $1,430       $ 1,399         $1,203     $ 1,107     $ 1,060
                                                   ======       =======         ======     =======     =======

      For the year ended December 31, 2004, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $157,000. The amount which was included in interest income on such loans was $41,000 for the year ended December 31, 2004.

      As of December 31, 2004, except for other loans of concern discussed herein, there were no loans which are not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

      As of December 31, 2004, there were no concentrations of loans of any type which exceeded 10% of Franklin's total loans that are not included as a loan category in the table above.

      Franklin's non-accruing loans at December 31, 2004, consisted of six one- to four-family residential loans with an aggregate book value of $899,000, two commercial real estate loans with an aggregate book value of $325,000, four commercial lines of credit with an aggregate book value of $874,000, five home equity lines of credit with an aggregate book value of $132,000 and 32 other consumer loans with an aggregate book value of $108,000. At

December 31, 2004, accruing loans delinquent more than 90 days consisted of three loans totaling $169,000 secured by one- to four-family residential real estate and one loan secured by multi-family real estate totaling $658,000. Other loans of concern at December 31, 2004, included 11 loans totaling $1.00 million secured by one- to four-family residential real estate, one loan secured by commercial real estate totaling $516,000 and eight consumer loans totaling $33,000.

      Management's policy is to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines losses are likely to be incurred on the underlying properties. In establishing loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin's loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2004, Franklin had $1.43 million of allowances for loan losses, $693,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset Quality/Credit Risk, and - Results of Operations" in the Annual Report.

      The following table sets forth an analysis of Franklin's allowance for loan losses and repossessed assets:

                                                                      Year ended December 31,
                                                     -------------------------------------------------------
                                                      2004         2003          2002       2001       2000
                                                     ------       ------        ------     ------     ------
                                                                      (Dollars in thousands)
Balance at beginning of period                       $1,399       $1,203        $1,107     $1,060     $  976

Charge-offs:
   One- to four-family                                  110           40             -         18          -
   Multi-family                                           -            -             9          -          -
   Nonresidential real estate                           181            -             -          -          -
   Consumer and other                                    97            -             -          -          -
                                                     ------       ------        ------     ------     ------
     Total charge-offs                                  388           40             9         18          -
                                                     ------       ------        ------     ------     ------

Recoveries:
   One- to four-family                                    2            -             -          -          -
   Multi-family                                           -            -             -          -          -
   Nonresidential real estate                             -            -             -          -          -
   Consumer and other                                     -            -             -          -          -
                                                     ------       ------        ------     ------     ------
     Total recoveries                                     2            -             -          -          -
                                                     ------       ------        ------     ------     ------

Net charge-offs                                         386           40             9         18          -
Additions charged to operations                         417          236           105         65         84
                                                     ------       ------        ------     ------     ------
Balance at end of period                             $1,430       $1,399        $1,203     $1,107     $1,060
                                                     ======       ======        ======     ======     ======

Ratio of net charge-offs during the period to
   average loans outstanding during the period         0.19%       0.021%        0.005%     0.009%         -
                                                     ======       ======        ======     ======     ======

Ratio of net charge-offs during the period to
   average non-performing assets                      11.48%       1.34%          0.50%      1.63%         -
                                                     ======       ======        ======     ======     ======

      The distribution of Franklin's allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

                                                           At December 31,
                                ---------------------------------------------------------------------
                                         2004                    2003                   2002
                                ----------------------  ----------------------- ---------------------
                                           Percent of               Percent of            Percent of
                                         loans in each            loans in each         loans in each
                                            category                 category             category
                                           to total                  to total              to total
                                Amount       loans      Amount        loans     Amount      loans
                                -------  -------------  -------   ------------- ------  -------------
                                                        (Dollars in thousands)
Loans:
   One- to four-family          $    44      61.87%     $    89       59.57%    $   89      63.95%
   Multi-family                      65       5.62          125        6.65        125       7.37
   Nonresidential                     -      17.25            -       17.83          -      17.54
   Consumer and other               584      15.26          328       15.95         83      11.14
   Unallocated                      737          -          827           -        886          -
                                -------     ------      -------      ------     ------     ------
     Total loans (1)              1,430     100.00%       1,369      100.00%     1,183     100.00%
                                            ======                   ======                ======

Repossessed assets:
   One- to four-family                -                      30                     20
   Nonresidential                     -                       -                      -
                                -------                 -------                 ------
     Total repossessed assets         -                      30                     20
                                -------                 -------                 ------
     Total allowances           $ 1,430                 $ 1,399                 $1,203
                                =======                 =======                 ======

                                                 At December 31,
                                -----------------------------------------------
                                         2001                     2000
                                ----------------------  -----------------------
                                           Percent of              Percent of
                                         loans in each            loans in each
                                           category                  category
                                           to total                  to total
                                 Amount      loans       Amount       loans
                                -------  -------------  -------   -------------
                                            (Dollars in thousands)
Loans:
   One- to four-family          $    79      68.91%     $    77      80.04%
   Multi-family                     125       8.04          125       6.33
   Nonresidential                     -      14.53            -      10.16
   Consumer and other                66       8.52           64       3.47
   Unallocated                      830          -          794          -
                                -------     ------      -------     ------
     Total loans (1)              1,100     100.00%       1,060     100.00%
                                            ======                  ======

Repossessed assets:
   One- to four-family                7                       -
   Nonresidential                     -                       -
                                -------                 -------
     Total repossessed assets         7                       -
                                -------                 -------
     Total allowances           $ 1,107                 $ 1,060
                                =======                 =======

----------
(1) All allowances for loan losses are for specific loans, except for the unallocated category.

INVESTMENT ACTIVITIES

      The Company invests primarily in United States Treasury and agency securities, bank certificates of deposit, obligations issued by states or municipalities and Federal Home Loan Bank ("FHLB") overnight funds. The securities investments maintained by the Company reflect, for the most part, management's primary investment objective of maintaining a liquidity level that
(i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces the Company's vulnerability to changes in interest rates. See Note 2 of the Notes to the Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Interest Rate Risk, and - Liquidity Risk" in the Annual Report.

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

      The following table presents the amortized cost and market value of Franklin's investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

                                                                    December 31,
                                    -----------------------------------------------------------------------------
                                             2004                        2003                        2002
                                    ----------------------        --------------------       --------------------
                                    Amortized       Market        Amortized     Market       Amortized     Market
                                       cost         value            cost       value          cost        value
                                    ---------      -------        ---------    -------       ---------    -------
                                                                     (In thousands)
U.S. Government and agency
  obligations                        $29,897       $29,759         $39,610     $39,316        $35,396     $35,943
Corporate debt securities                  -             -           2,555       2,628          8,759       8,794
Obligations of states and
  municipalities                         965           982           1,200       1,267          1,137       1,198
                                     -------       -------         -------     -------        -------     -------
   Total                             $30,862       $30,741         $43,365     $43,211        $45,292     $45,935
                                     =======       =======         =======     =======        =======     =======

      The composition and maturities of the investment securities portfolio are indicated in the following table:

                                                               At December 31, 2004
                                    -----------------------------------------------------------------------------
                                    Less than      1 to 5          5 to 10      Over           Total investment
                                      1 year        years           years     10 years            securities
                                    ---------     ---------       ---------   ---------      --------------------
                                    Amortized     Amortized       Amortized   Amortized      Amortized     Market
                                      cost          cost             cost        cost           cost       value
                                    ---------     ---------       ---------   ---------      ---------    -------
                                                                  (Dollars in thousands)
U.S. Government and agency
   obligations                       $     -       $ 3,999         $14,965     $10,933        $29,897     $29,759

Obligations of states and
   municipalities                        100           765             100           -            965         982
                                     -------       -------         -------     -------        -------     -------
   Total investment securities       $   100       $ 4,764         $15,065     $10,933        $30,862     $30,741
                                     =======       =======         =======     =======        =======     =======

Weighted average yield (1)              5.03%         3.34%           3.97%       4.45%

----------
(1)   Yields reflected have not been computed on a tax equivalent basis.

SOURCES OF FUNDS

      GENERAL. Deposit accounts have traditionally been the principal source of Franklin's funds for use in lending, investment and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings and cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general market interest rates and the number of loans originated by Franklin that are eligible for sale. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity Risk" in the Annual Report.

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

      The principal types of savings accounts held by Franklin at December 31, 2004, and the applicable rates are summarized as follows:

                                Average rate   Minimum deposit     Amount        Percentage of total deposits
                                ------------   ---------------     ------        ----------------------------
                                                               (In thousands)
Transaction accounts:

Passbook savings                     0.74%       $       100     $    28,891                  37.01%
NOW                                  0.39                100          20,337                  26.06
Super NOW                            0.49              2,500           2,574                   3.30
Money market                         1.36              2,500          26,252                  33.63
                                                                 -----------                 ------
   Total transaction accounts                                    $    78,054                 100.00%
                                                                 ===========                 ======

Certificates of deposit:

7-31 day                             0.99        $       500     $       567                   0.40%
91 day                               0.99                500             312                   0.22
Six months                           1.58                500           8,777                   6.20
One year                             1.72                500          14,107                   9.96
18 months                            1.85                500           6,221                   4.39
Two years                            2.37                500          14,992                  10.58
Three years                          3.37                500           8,435                   5.95
39 months                            3.05                500          17,702                  12.50
Five years                           5.23                500          68,420                  48.30
Jumbo certificates(1)                1.24            100,000           2,026                   1.43
Other(1)                             2.38                500              91                   0.07
                                                                 -----------                 ------
   Total certificates                                            $   141,650                 100.00%
                                                                 ===========                 ======

----------

(1)   Maturities vary.

      All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer's discretion. At December 31, 2004, interest rates paid on transaction accounts were 0.74% per annum for passbook savings accounts, 0.49% per annum for regular NOW and Super NOW accounts. The rates paid on money market accounts vary depending on the balance in the account and ranged from 0.49% to 1.62% at December 31, 2004.

      Early withdrawals from certificates of deposit are subject to a penalty of three month's simple interest when the original term is from 90 days to one year, six month's simple interest when the original term is one year to three years, and one year's simple interest when the original term is more than three years.

      The following table sets forth information relating to Franklin's savings account flows during the periods shown and total savings at the end of the periods shown:

                            Year ended December 31,
                     -------------------------------------
                        2004          2003          2002
                     ---------     ---------     ---------
                             (In thousands)
Opening balance      $ 221,666     $ 219,084     $ 208,938
Deposits               376,252       474,019       418,396
Withdrawals           (383,662)     (477,501)     (415,886)
Interest credited        5,448         6,064         7,636
                     ---------     ---------     ---------

Ending balance       $ 219,704     $ 221,666     $ 219,084
                     =========     =========     =========

      The following table sets forth, as of December 31, 2004, the amounts of certificates of deposit maturing during the years indicated:

                         Amounts maturing in the year
                              ending December 31,
                  --------------------------------------------
                                                     2008 and
                    2005       2006        2007     thereafter
                  --------   --------    --------   ----------
                                 (In thousands)
2.00% and less    $ 29,534   $  1,052    $      -    $     21
2.01% - 3.00%        9,281     12,958       7,665          45
3.01% - 4.00%        5,353      1,695       4,414      20,112
4.01% - 5.00%          463      1,127       4,897       8,907
5.01% - 6.00%        2,278      4,852         302           -
6.01% - 7.00%       12,428      2,093           -         126
7.01% - and over    12,047          -           -           -
                  --------   --------    --------    --------
   Total          $ 71,384   $ 23,777    $ 17,278    $ 29,211
                  ========   ========    ========    ========

      The following table sets forth Franklin's savings flows by type of account, including interest credited, during the periods indicated:

                                      Year ended December 31,
                                ----------------------------------
                                  2004         2003         2002
                                --------     --------     --------
                                          (In thousands)
Change in deposit balances:
Passbook savings                $ (1,359)    $    478     $  7,209
NOW accounts                         809       (1,490)       3,188
Money market accounts             (5,996)       5,819       12,134
Certificates:
   7-31 day                          109           88            1
   91 day                           (341)         421         (131)
   6 months                       (1,291)       1,424       (4,146)
   One year                       (1,289)      (1,928)      (6,442)
   18 months                      (2,787)      (2,387)      (3,861)
   Two years                       2,328        2,968       (2,136)
   Three years                    (2,607)      (7,311)      (5,208)
   Thirty-nine months              1,115       (3,171)       2,924
   Five years                      9,921        8,331        6,487
   Jumbo certificates               (577)        (660)         139
   Other                               3            -          (12)
                                --------     --------     --------
   Total increase (decrease)    $ (1,962)    $  2,582     $ 10,146
                                ========     ========     ========

      The following table indicates the amount of Franklin's certificates of deposit by time remaining until maturity as of December 31, 2004:


                                                         Maturity
                                 ---------------------------------------------------------
                                               Over        Over
                                 3 months     3 to 6      6 to 12      Over
                                  or less     months      months    12 months      Total
                                 --------    --------     -------   ---------    ---------
                                                      (In thousands)
Certificates of deposit less
   than $100,000                 $ 14,125    $ 14,810    $ 24,395    $ 54,982    $ 108,312
Certificates of deposit of
   $100,000 or more                 6,311       4,692       7,051      15,284       33,338
                                 --------    --------    --------    --------    ---------
Total certificates of deposit    $ 20,436    $ 19,502    $ 31,446    $ 70,266    $ 141,650
                                 ========    ========    ========    ========    =========

      Franklin's ability to attract and maintain deposits, and the cost and term of repricing of its funds, have been, and will continue to be, significantly affected by overall market conditions. Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds, to respond with flexibility (by paying rates of interest more closely approximating market interest rates) and to reduce, although not eliminate, the flow of funds into alternative investment vehicles such as government and corporate securities.

      BORROWINGS. FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4.31 million at December 31, 2004.

      As a member, Franklin is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own range of maturities and interest rates, which may be fixed or variable. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin's FHLB advances outstanding at December 31, 2004, were $26.45 million.

      Other borrowings consist of a $1.50 million line of credit from a commercial bank on which the Company had borrowed $1.15 million at December 31, 2004.

      The following table shows the borrowings outstanding as of December 31, 2004, by interest rate and maturity date:

                      Average
Maturing during    interest rate     Outstanding balance
---------------    -------------     -------------------
                                       (In thousands)
  2005                 7.36%             $    1,000
  2007                 4.75                   1,150
  2008                 4.97                   5,000
  2009                 4.85                  12,044
  2010-2014            6.07                   8,192
  Thereafter           1.38                     214
                                         ----------
  Total                5.29%             $   27,600
                                         ==========

      The following table sets forth the maximum amount of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

                                                    Year ended December 31,
                                                --------------------------------
                                                  2004        2003        2002
                                                -------     --------     -------
                                                      (Dollars in thousands)
Maximum amount of borrowings outstanding        $ 4,588     $ 13,239     $ 14,637
Total average amount of borrowings
    outstanding                                   3,483        8,276       11,861
Weighted average interest cost of borrowings
    outstanding                                    5.38%        5.99%        6.33%

SUBSIDIARY ACTIVITIES OF FRANKLIN

      Franklin has one wholly-owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at the time. Madison's assets consist solely of cash, interest-earning deposits and shares of stock of Intrieve, Incorporated ("Intrieve"), Franklin's data processor. Madison's only source of income is the interest earned on these deposits. As of December 31, 2004, Franklin's investment in Madison was $110,000.

      On February 1, 2005, Intrieve announced that it had entered into an agreement to be acquired by Harland Financial Solutions, Inc., a wholly owned subsidiary of the John H. Harland Company. The acquisition is subject to approval by Intrieve's shareholders and the satisfaction of other terms and conditions and is expected to close by the beginning of April 2005. Madison, as well as Franklin, have an investment in Intrieve. If the acquisition is completed, Franklin and Madison could recognize a combined before tax profit of approximately $600,000.

      Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin's investment in Madison at December 31, 2004, did not exceed these limits.

SUBSIDIARY ACTIVITIES OF THE COMPANY

      In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation ("Direct Teller") which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution's computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in DirectTeller, and its investment in DirectTeller at December 31, 2004, was $50,000.

COMPETITION

      Franklin faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage brokers and bankers who also make loans secured by real estate located in Southwestern Ohio. Franklin competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

      Franklin faces substantial competition in attracting deposits from commercial banks, other savings institutions, money market and mutual funds, credit unions and other investment vehicles. The ability of Franklin to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Franklin competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, access to accounts via ATMs, internet banking, convenient branch locations with inter-branch deposit and withdrawal privileges, and the DirectTeller system discussed above.

EMPLOYEES

      At December 31, 2004, Franklin had 49 full-time and 16 part-time employees.

REGULATION

      GENERAL. As a savings and loan association chartered under the laws of Ohio, Franklin is subject to regulation, examination and oversight by the Division. Because Franklin's deposits are insured by the FDIC, Franklin also is subject to regulation and examination by the OTS and to regulatory oversight by the FDIC. Franklin must file periodic reports with the Division and the OTS concerning its activities and financial condition. Examinations are conducted periodically by regulators to determine whether Franklin is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Franklin is also subject to certain regulations issued by the FRB. Franklin is a member of the FHLB of Cincinnati.

      The Company is a Delaware corporation and is subject to regulation, examination and oversight by the OTS as the holding company of Franklin and is required to submit periodic reports to the OTS.

      OHIO REGULATION. The Division is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See "Federal Deposit Insurance Corporation." The Division also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Division may place an Ohio association in conservatorship or receivership.

      OFFICE OF THRIFT SUPERVISION. The OTS is an office of the United States Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

      Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Franklin has received a community reinvestment examination rating of "satisfactory".

      OTS REGULATORY CAPITAL REQUIREMENTS. Franklin is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities) of 4.0% of adjusted total assets, except for those institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $768,000) of 8% of risk-weighted assets. Franklin's current core capital level is 8.24% of adjusted total assets

      The following table sets forth the amount and percentage level of Franklin's regulatory capital at December 31, 2004, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                           At December 31, 2004
                         ------------------------
                            Amount        Percent
                           -------        -------
                         (In thousands)
Tangible capital           $ 22,336         8.24%
Requirement                   4,065         1.50
                           --------        -----
Excess                     $ 18,271         6.74%
                           ========        =====

Core capital               $ 22,336         8.24%
Requirement                  10,841         4.00
                           --------        -----
Excess                     $ 11,495         4.24%
                           ========        =====

Total capital              $ 23,104        13.31%
Risk-based requirement       13,887         8.00
                           --------        -----
Excess                     $  9,217         5.31%
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

      QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, consumer, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2004, Franklin qualified as a QTL.

      TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 2004.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, acceptance of a security issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B and Regulation W, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 2004.

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

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. During 2004, Franklin paid dividends of $750,000 to the Company.

      HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

      There are generally no restrictions on the activities of unitary savings and loan holding companies. The broad latitude to engage in activities can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. If the savings association subsidiary of a unitary holding company fails to meet one of the QTL tests, then the holding company would become subject to the activities restrictions applicable to multiple savings and loan holding companies. At December 31, 2004, Franklin qualified as a QTL.

      Without prior approval of the OTS, the HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or a person owning or controlling by proxy or otherwise more than 25% of such company's stock may acquire control of any other savings and loan holding company or of any savings institution, other than a subsidiary institution.

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

      Acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state are subject to certain other restrictions of both federal law and the laws of the state where the association to be acquired is located. The OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

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

      Ohio law requires approval by the Division of any acquisition of control of Franklin directly or indirectly, including through the Company. Control is deemed to be at least 15% ownership or voting power. Any merger of Franklin must be approved by both the OTS and the Division. Any merger in which the Company is not the resulting company must also be approved by the OTS and the Division as a holding company acquisition.

      FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. Franklin's deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Franklin, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

      The FDIC is required to maintain designated levels of reserves. The FDIC may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease rates if the target level has been met. The FDIC has established a risk-based assessment system for its members. Under this system, assessments vary based on the risk the institution poses to the deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

      FRB RESERVE REQUIREMENTS. FRB regulations currently require that Franklin maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.6 million (subject to an exemption of up to $7.0 million), and of 10% of net transaction accounts in excess of $47.6 million. At December 31, 2004, Franklin was in compliance with these reserve requirements.

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

      FEDERAL TAXATION. The Company and Franklin are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Company and Franklin may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Certain "small corporations" are exempt from the alternative minimum tax; however, neither the Company nor Franklin qualifies as a small corporation exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of Code
Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2004, Franklin's pre-1988 reserves for tax purposes totaled approximately $2.66 million. Franklin believes it had approximately $12.75 million of accumulated earnings and profits for tax purposes as of December 31, 2004, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Franklin have been audited or closed without audit through 2000. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Franklin.

      OHIO TAXATION. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.3% for 2004.

      DELAWARE TAXATION. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

ITEM  2.    DESCRIPTION OF PROPERTY.

      The following table sets forth certain information at December 31, 2004, regarding the properties on which the offices of the Company and Franklin are located:

                                                         Lease              Year        Gross square
          Location                Owned or leased   expiration date   facility opened      footage
----------------------------      ---------------   ---------------   ---------------   ------------
Corporate Office:

4750 Ashwood Drive                Owned                  N/A                1996           19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:

2000 Madison Road                 Owned                  N/A                1981            2,991
Cincinnati, Ohio 45208

1100 West Kemper Road             Leased                 6/09               1984            4,080
Cincinnati, Ohio 45240

7615 Reading Road                 Leased                 2/14               1971            2,400
Cincinnati, Ohio 45237

11186 Reading Road                Owned                  N/A                1974            1,800
Cincinnati, Ohio 45241

5015 Delhi Pike                   Owned                  4/10               1976            1,675
Cincinnati, Ohio 45238            (Land is leased)

7944 Beechmont Avenue             Leased                 7/05               2001            1,826
Cincinnati, Ohio 45255

5791 Glenway Avenue               Owned                  6/12               2003            2,478
Cincinnati, Ohio 45238            (Land is leased)

----------

      During 2003, Franklin renovated its office located at 7615 Reading Road, in the Valley Shopping Center, adding an ATM and drive-thru windows. As part of our ongoing plan to update our offices, during the spring of 2004 Franklin made minor interior cosmetic changes and installed an ATM at the office located at 1100 West Kemper Road. During 2005, Franklin intends to renovate its branch at 5015 Delhi Pike in Cincinnati.

      There are no mortgages or liens on any of the office locations owned by the Company. The Company believes all office locations are adequately covered by insurance and are in good physical condition. At December 31, 2004, the Company's office premises and equipment had a net book value of $4.17 million. For additional information regarding the Company's office premises and equipment, see Notes 6 and 15 of Notes to Consolidated Financial Statements in the Annual Report.

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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      During the quarter ended December 31, 2004, the Company issued a total of 6,300 unregistered shares of its common stock upon the exercise of employee and director stock options for an aggregate purchase price of $60,577. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 7.     FINANCIAL STATEMENTS.

      The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report of Clark, Schaefer, Hackett & Co. dated February 3, 2005, contained in the Annual Report are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES.

      The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as the end of the period covered by this report. In the course of this evaluation, it came to the attention of the Chief Executive Officer and the Chief Financial Officer that the Company had inadvertently failed to timely file a Form 8-K upon entering into a new employment agreement with an executive officer (as is more thoroughly discussed in "Item 8B. Other Information" below). In response, the Chief Executive Officer and the Chief Financial Officer have taken steps to ensure that all officers and employees who are involved in the preparation or negotiation of contracts are aware that all contracts entered into by the Company or Franklin must be evaluated to determine any necessary disclosure.

      Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, with the exception discussed in the preceding paragraph, the Company's disclosure controls and procedures are effective.

      There were no changes in the Company's internal controls which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION.

      On December 20, 2004, Franklin entered into an Employment Agreement (the "Employment Agreement") with John Owens, the Vice President of Special Projects of Franklin, for a term ending on December 19, 2007, unless earlier terminated in accordance with its terms. Pursuant to the terms of the Employment Agreement, Mr. Owens will receive an annual salary of $85,000 and will be eligible to participate in all of Franklin's formally established employee benefit plans and programs.

      The Employment Agreement may be terminated by Franklin at any time. If it is terminated for "cause" (as defined in the Employment Agreement), Mr. Owens will not be entitled to receive any compensation after the date of termination. It the Employment Agreement is terminated without cause, Mr. Owens is entitled to receive his monthly salary for the twelve months after termination, and Franklin will continue to pay for medical insurance for him and his family until the earlier of (i) the first anniversary of his termination or
(ii) the date he obtains comparable benefits and coverage with another employer. If Mr. Owens is terminated in connection with a "change of control" (as defined in the Employment Agreement), he will be entitled to receive three times his annual average compensation (computed in accordance with the Employment Agreement), and Franklin will continue to pay for medical insurance for him and his family until the earlier of (i) the end of the term of the Employment Agreement or (ii) the date he obtains comparable benefits and coverage with another employer.

      The foregoing description of the terms and conditions of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, which is attached hereto as Exhibit 10(g).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The information contained in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of First Franklin Corporation, to be filed no later than 120 days after the end of the fiscal year (the "Proxy Statement"), under the captions "ELECTION OF DIRECTORS AND BOARD INFORMATION - Nominee and Incumbent Directors; and - Meetings of the Board of Directors and Committees of the Company," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

      The Company has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the Company's Code of Ethics may be obtained upon written request to Daniel T. Voelpel, Chief Financial Officer, First Franklin Corporation, 4750 Ashwood Drive, Cincinnati, Ohio 45241.

ITEM 10.    EXECUTIVE COMPENSATION.

      The information contained in the Proxy Statement under the captions "Executive Compensation," "Stock Option Information" and "Employment Contracts," is incorporated herein by reference.

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

      The following table shows, as of December 31, 2004, the number of shares of common stock issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.

                                            EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                        (b)                          (c)
                                --------------------------   -------------------------   -------------------------
                                                                                          Number of securities
                                                                                          remaining available for
                                                                                          future issuance under
                                Number of securities to be   Weighted average exercise   equity compensation plans
                                  issued upon exercise of            price of              (excluding securities
        Plan category               outstanding options         outstanding options       reflected in column (a))
        -------------           --------------------------   -------------------------   -------------------------
Equity compensation plans
approved by security holders            276,821                    $      14.64                     19,466

Equity compensation plans not
approved by security holders                  -                               -                          -
                                        -------                    ------------                     ------

            Total                       276,821                    $      14.64                     19,466
                                        =======                    ============                     ======

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained in the Proxy Statement under the caption "Transactions with and Indebtedness of Directors and Management," is incorporated herein by reference.

                                     PART IV

ITEM 13.    EXHIBITS.

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

10(b)              First Franklin Corporation 1997 Stock Option and Incentive Plan

10(c)              First Franklin Corporation 2002 Stock Option and Incentive Plan

10(d)              Employment Agreement for Daniel T. Voelpel

10(e)              Employment Agreement for Gretchen J. Schmidt

10(f)              Employment Agreement for Lawrence J. Spitzmueller

10(g)              Employment Agreement for John Owens

10(h)              Employment Agreement for Gregory W. Meyers

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

31(a)              Certification of Chief Executive Officer Pursuant to Section 302
                   of the Sarbanes-Oxley Act of 2002

31(b)              Certification of Chief Financial Officer Pursuant to Section 302
                   of the Sarbanes-Oxley Act of 2002

32(a)              Certification of Chief Executive Officer Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002

32(b)              Certification of Chief Financial Officer Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information contained in the Proxy Statement under the caption "Audit and Non Audit Fees" is incorporated here by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIREST FRANKLIN CORPORATION

                                              By: /s/ Thomas H. Siemers
                                                  ------------------------------
                                                  Thomas H. Siemers
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)

                                              Date: March 29, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Thomas H. Siemers                      By: /s/ Daniel T. Voelpel
    -------------------------------------          -----------------------------------------------
    Thomas H. Siemers                              Daniel T. Voelpel
    President, Chief Executive Officer             Vice President and Chief Financial Officer
    and a Director                                (Principal Accounting Officer)

Date: March 29, 2005                           Date: March 29, 2005

By: /s/ Richard H. Finan                       By:
    -------------------------------------          -----------------------------------------------
    Richard H. Finan                                Mary W. Sullivan
    Director                                        Director

Date: March 29, 2005                           Date: March 29, 2005

By: /s/ John L. Nolting                        By:
    -------------------------------------          -----------------------------------------------
    John L. Nolting                                Donald E. Newberry, Sr.
    Director                                       Director

Date: March 29, 2005                               Date: March 29, 2005

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3(a)           Certificate of Incorporation               Incorporated by reference to Exhibit 3(a) to the
                                                          Registrant's Form 10-KSB for the fiscal year ended
                                                          December 31, 1996, which was filed with the Securities
                                                          and Exchange Commission on March 31, 1997 (SEC File No.
                                                          000-16362)(the "1996 Form 10-KSB")

3(b)           Amended Bylaws                             Incorporated by reference to Exhibit 3(b) to the
                                                          Registrant's Form 10-KSB for the fiscal year ended
                                                          December 31, 2003, which was filed with the Securities
                                                          and Exchange Commission on March 29, 2004 (SEC File No.
                                                          000-16362)(the "2003 Form 10-KSB")

10(a)          Employment Agreement for Thomas H.         Incorporated by reference to Exhibit 10(a) to the
               Siemers                                    Registrant's Form 10-KSB for the fiscal year ended
                                                          December 31, 2002, which was filed with the Securities
                                                          and Exchange Commission on March 27, 2003 (SEC File
                                                          No. 000-16362)

10(b)          First Franklin Corporation 1997 Stock      Incorporated by reference to Exhibit 10(c) to the 1996
               Option and Incentive Plan                  Form 10-KSB

10(c)          First Franklin Corporation 2002 Stock      Incorporated by reference to Exhibit A to the
               Option and Incentive Plan                  Registrant's Proxy Statement for the 2002 Annual Meeting
                                                          of Stockholders, which was filed with the Securities and
                                                          Exchange Commission on March 22, 2002 (SEC File No.
                                                          000-16362)

10(d)          Employment Agreement for Daniel T.         Incorporated by reference to Exhibit 10(d) to the 2003
               Voelpel                                    Form 10-KSB

10(e)          Employment Agreement for Gretchen J.       Incorporated by reference to Exhibit 10(e) to the 2003
               Schmidt                                    Form 10-KSB

10(f)          Employment Agreement for Lawrence J.       Included herewith
               Spitzmueller

10(g)          Employment Agreement for John Owens        Included herewith

10(h)          Employment Agreement for Gregory W.        Included herewith
               Meyers

13             Portions of the Annual Report              Included herewith

20             Portions of the Proxy Statement            Incorporated by reference to the Registrant's Proxy
                                                          Statement for the 2005 Annual Meeting of Stockholders to
                                                          be filed by the Registrant no later than 120 days after
                                                          the end of the fiscal year (SEC File No. 000-16362)

21             Subsidiaries of First Franklin             Incorporated by reference to Exhibit 21 to the
               Corporation                                Registrant's Form 10-KSB for the fiscal year ended
                                                          December 31, 2000, which was filed with the Securities
                                                          and Exchange Commission on March 30, 2001 (SEC File
                                                          No.000-16362)

31(a)          Section 302 Certification of Chief         Included herewith
               Executive Officer

31(b)          Section 302 Certification of Chief         Included herewith
               Financial Officer

32(a)          Section 906 Certification of Chief         Included herewith
               Executive Officer

32(b)          Section 906 Certification of Chief         Included herewith
               Financial Officer