Form 10QSB
period 2005-03-31
FIRST FRANKLIN CORP
filed 2005-05-12
CIK 742161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period from________________ to ___________________

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
                           ---------------------------
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

         (513) 469-5352
         --------------
   Issuer's Telephone Number

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

As of May 9, 2005 there were issued and outstanding 1,655,356 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):

       Yes [ ]     No [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                              Page No.
Part I  Financial Information

Item 1.      Consolidated Balance Sheets -
             March 31, 2005 and December 31, 2004                                 3

             Consolidated Statements of Income and Retained
             Earnings - Three Month Periods ended March 31, 2005
             and 2004                                                             4

             Consolidated Statements of Cash Flows - Three Month
             Periods ended March 31, 2005 and 2004                                5

             Notes to Consolidated Financial Statements                           6

Item 2.      Management's Discussion and Analysis or Plan of Operations           7

Item 3.      Controls and Procedures                                             13

Part II      Other Information                                                   14

Signatures

ITEM 1.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            Mar. 31, 2005          Dec. 31,2004
                                                                            -------------          ------------
                                                                             (Unaudited)           (Unaudited)
                                     ASSETS

Cash, including certificates of deposit and other interest-earning
  earning deposits of $9,100 at 03/31/05 and $6,100 at 12/31/04              $    13,346           $    10,083
Investment securities:
  Securities available-for-sale, at market value
    (amortized cost of $22,075 at 03/31/05 and $30,862 at 12/31/04)               21,531                30,741
Mortgage-backed securities:
  Securities available-for-sale, at market value
    (amortized cost of $11,446 at 03/31/05 and $12,229 at 12/31/04)               11,485                12,313
  Securities held-to-maturity, at amortized cost
    (market value of $1,091 at 03/31/05 and $1,215 at 12/31/04)                    1,039                 1,159
Loans receivable, net                                                            208,223               202,948
Investment in Federal Home Loan Bank of Cincinnati stock, at cost                  4,356                 4,308
Accrued interest receivable                                                        1,039                   991
Property and equipment, net                                                        4,117                 4,175
Bank owned life insurance                                                          3,072                 3,041
Other assets                                                                       4,136                 4,209
                                                                             -----------           -----------
  Total assets                                                               $   272,344           $   273,968
                                                                             ===========           ===========

                                   LIABILITIES

Deposits                                                                     $   219,521           $   219,704
Borrowings                                                                        27,421                27,600
Advances by borrowers for taxes and insurance                                        836                 1,406
Other liabilities                                                                    309                   740
                                                                             -----------           -----------
    Total liabilities                                                            248,087               249,450
                                                                             -----------           -----------

Minority interest in consolidated subsidiary                                         420                   408
                                                                             -----------           -----------

                              STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, 500,000 shares authorized,
  none issued and outstanding                                                          -                     -
Common stock - $.01 par value, 2,500,000 shares authorized,
  2,010,867 shares issued at 03/31/05 and 12/31/04                                    13                    13
Additional paid-in capital                                                         6,189                 6,189
Treasury stock, at cost - 355,511 shares at 03/31/05 and
  356,161 shares at 12/31/04                                                      (3,545)               (3,551)
Retained earnings, substantially restricted                                       21,513                21,484
Accumulated other comprehensive income:
  Unrealized gain (loss) on available-for-sale securities, net
    of taxes of $(171) at 03/31/05 and $(13) at 12/31/04                            (333)                  (25)
                                                                             -----------           -----------
    Total stockholders' equity                                                    23,837                24,110
                                                                             -----------           -----------
                                                                             $   272,344           $   273,968
                                                                             ===========           ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                         FOR THE THREE MONTHS ENDED
                                                      MARCH 31, 2005      MARCH 31, 2004
                                                      --------------      --------------
                                                       (Unaudited)          (Unaudited)
Interest income:
  Loans receivable                                     $    2,953           $    2,876
  Mortgage-backed securities                                  117                  138
  Investments                                                 350                  462
                                                       ----------           ----------
                                                            3,420                3,476
                                                       ----------           ----------
Interest expense:
  Deposits                                                  1,499                1,542
  Borrowings                                                  363                  346
                                                       ----------           ----------
                                                            1,862                1,888
                                                       ----------           ----------
      Net interest income                                   1,558                1,588
Provision for loan losses                                      44                   62
                                                       ----------           ----------

      Net interest income after provision for
        loan losses                                         1,514                1,526
                                                       ----------           ----------

Noninterest income:
  Gain on loans sold                                            6                   99
  Gain on sale of investments                                  37                   76
  Service fees on NOW accounts                                 82                   81
  Other income                                                117                   94
                                                       ----------           ----------
                                                              242                  350
                                                       ----------           ----------

Noninterest expense:
  Salaries and employee benefits                              684                  678
  Occupancy                                                   236                  218
  Federal deposit insurance premiums                            8                    8
  Advertising                                                  63                   61
  Service bureau                                               89                   98
  Other                                                       450                  391
                                                       ----------           ----------
                                                            1,530                1,454
                                                       ----------           ----------
  Income before federal income taxes                          226                  422

Provision for federal income taxes                             65                  141
                                                       ----------           ----------

      Net income                                       $      161           $      281
                                                       ==========           ==========

Retained Earning-Beginning of period                   $   21,484           $   21,338
      Net Income                                              161                  281
      Less: Dividends declared                               (132)                (131)
                                                       ----------           ----------
Retained Earnings-end of period                        $   21,513           $   21,488
                                                       ==========           ==========

Net income per common share:
      Basic                                            $     0.10           $     0.17
      Diluted                                          $     0.09           $     0.16

   The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           FOR THE THREE MONTHS ENDED
                                                                       MARCH 31, 2005       MARCH 31, 2004
                                                                       --------------       --------------
                                                                        (unaudited)          (unaudited)
Cash flows from operating activities:
Net income                                                               $      161           $      281
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                  44                   62
      Gain on sale of investments                                               (37)                 (76)
      Depreciation and amortization                                              60                  104
      FHLB stock dividends                                                      (48)                 (41)
      Bank Owned Life Insurance                                                 (30)                   -
      Increase in accrued interest receivable                                   (48)                (107)
      Decrease (increase) in other assets                                        73                 (614)
      Increase (decrease) in other liabilities                                 (431)                  12
      Other, net                                                                117                 (305)
      Proceeds from sale of loans originated for sale                           814                1,985
      Disbursements on loans originated for sale                               (814)              (1,985)
                                                                         ----------           ----------
        Net cash used by operating activities                                  (139)                (684)
                                                                         ----------           ----------

Cash flows from investing activities:
  Loan principal reductions                                                  13,113               14,414
  Disbursements on mortgage and other loans
    originated for investment                                               (16,031)             (15,347)
  Repayments on mortgage-backed securities                                      902                1,116
  Loans purchased                                                            (2,405)                   -
  Proceeds from sale of student loans                                            86                   91
  Purchase of investment securities:
    Available-for-sale                                                            -                    -
  Proceeds from sale of or maturities of investment securities:
    Available-for-sale                                                        8,825                6,770
  Proceeds from sale of real estate owned                                         -                  162
  Capital expenditures                                                          (30)                 (41)
                                                                         ----------           ----------

        Net cash provided by investing activities                             4,460                7,165
                                                                         ----------           ----------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                          (183)               3,877
  Proceeds (repayments) of borrowed money, net                                 (179)                 168
  Increase in advances by borrowers
    for taxes and insurance                                                    (570)                (563)
  Issuance of treasury stock                                                      6                   22
  Payment of dividends                                                         (132)                (131)
                                                                         ----------           ----------
        Net cash provided (used) by financing activities                     (1,058)               3,373
                                                                         ----------           ----------
        Net increase in cash                                                  3,263                9,854

Cash at beginning of year                                                    10,083                2,551
                                                                         ----------           ----------

Cash at end of year                                                      $   13,346           $   12,405
                                                                         ==========           ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2004 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment". SFAS No. 123R establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share-based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method. The Statement replaces FASB No. 123 and supersedes Accounting Principles Board No. 25. The pronouncement is effective for non-accelerated entities for periods beginning after December 15, 2005 with early application allowed. Management is currently evaluating the effect of the pronouncement on the Company's financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company's operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to producing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management's goal is to maintain profitability and a strong capital position. It seeks to accomplish this goal by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and
(vi) maintaining asset quality.

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

Franklin is an Ohio chartered stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. The business of Franklin consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and purchase investments and real estate loans. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds, pay bills, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.

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

FIP III is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company has invested $1.5 million in the partnership. At December 31, 2004, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.34 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

In early April 2005, Intrieve, Incorporated, the provider of our data processing services, was acquired by Harland Financial Solutions, Inc. We do not believe that this will impact our day-to-day operations. Both Franklin and Madison have an investment in Intrieve, which resulted in a combined pretax profit of approximately $600,000, which will be recognized in the second quarter of 2005.

In September 2004, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives will be pursued through commercial loan growth, enhancing the core products and services we offer and the use of technology to improve efficiency and customer service. In that regard, the Company has established a computer training center at the Corporate Office and implemented a computer training program, signed an agreement to allow its customers access to the ATMs of a major commercial bank without being surcharged, began a redesign of its website and hired commercial and consumer loan officers.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $1.63 million (0.6%) from $273.97 million at December 31, 2004 to $272.34 million at March 31, 2005. During the first quarter of 2005, mortgage-backed securities decreased $902,000, cash and investments decreased $5.95 million, loans receivable increased $5.28 million, borrowings decreased $179,000 and deposits decreased $183,000.

Loan disbursements of $16.85 million and loan purchases $2.41 million occurred during the current quarter compared to loan disbursements of $17.33 million during the three months ended March 31, 2004. Mortgage and student loans sales of $900,000 occurred during the current three-month period. At March 31, 2005, commitments to originate mortgage loans were $1.43 million, $1.46 million of undisbursed loan funds were being held on various construction loans, and undisbursed consumer and commercial lines of credit were $16.20 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets decreased $5.95 million during the three months ended March 31, 2005 to $34.88 million. This decrease reflects loan and mortgage-backed securities repayments of $14.02 million and loan sales of $900,000 less loan disbursements of $16.85 million, loan purchases of $2.41 million and savings outflows of $183,000. At March 31, 2005, liquid assets were 12.81% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2005. No securities are classified as trading.

                               Amortized  Unrealized  Unrealized  Market
                                  Cost       Gains      Losses     Value
                                          (Dollars in thousands)
Available-for-sale
   Investment securities       $  22,075  $       14  $      558  $21,531
   Mortgage-backed securities     11,446          61          22   11,485
Held-to-maturity
   Mortgage-backed securities      1,039          52           0    1,091
                               ---------  ----------  ----------  -------
                               $  34,560  $      127  $      580  $34,107

At March 31, 2005, deposits were $219.52 million compared to $219.70 million at December 31, 2004. This is an decrease of $183,000 during the current three-month period. During the three months ended March 31, 2005, core deposits (transaction and passbook savings accounts) decreased $2.23 million, short-term certificates (two years or less) increased $839,000 and certificates with original terms greater than two years increased $1.21 million. The increase in long-term certificates reflects Franklin's effort to lock-in low cost long-term deposits because it believes that interest rates will increase in the future. Interest of $1.30 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits decreased $1.48 million during the three-month period ended March 31, 2005.

At March 31, 2005 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $26.27 million at an average cost of 5.31% and the Company had a credit line totaling $1.50 million on which $1.15 million is outstanding. During the next twelve months, required principal reduction on these borrowings will be $2.18 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of December 31, 2004, Franklin's assets repriced or matured more rapidly than its liabilities and was it was rated in the most favorable interest rate risk category under OTS guidelines.

At March 31, 2005, $4.84 million of assets were classified substandard, no assets were classified doubtful, $680,000 were classified loss and $3.95 million were designated by management as special mention compared to $2.83 million as substandard, $663,000 as loss and $4.79 million designated as special mention at December 31, 2004. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $2.72 million at March 31, 2005 and $2.55 million at December 31, 2004. At March 31, 2005, the recorded investment in loans for which impairment under SFAS No. 114 has been recognized was immaterial to the Company's financial statements.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2005.

                                 (Dollars in thousands)
Balance at beginning of period           $1,430
Charge offs                                   0
Additions charged to operations              44
Recoveries                                    8
                                         ------
Balance at end of period                 $1,482


The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 2005, net worth was $23.84 million, which is 8.75% of assets. At the same date, book value per share was $14.40, compared to $14.57 per share at December 31, 2004.

The following table summarizes, as of March 31, 2005, Franklin's regulatory capital position.

Capital Standard       Actual   Required   Excess   Actual   Required   Excess
                      --------  --------  --------  ------   --------   ------
                         (Dollars in thousands)
Core                  $ 22,523  $ 10,974  $ 11,549    8.35%      4.00%    4.35%
Risk-based              23,326    14,008     9,318   13.32%      8.00%    5.32%

COMPREHENSIVE INCOME

Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was $(171,000) and $534,000, respectively. The difference between net income and comprehensive income (loss) consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

Net income was $161,000 ($0.10 per basic share) for the current quarter compared to $281,000 ($0.17 per basic share) for the quarter ended March 31, 2004. The decrease in net income during the current three month period, when compared to the same period in 2004, reflects decreases of $93,000 in gains on the sale of loans, $39,000 in gains on the sale of investments, and $30,000 in net interest income and an increase of $76,000 in noninterest expense.

Net interest income, before provisions for loan losses, was $1.56 million for the current quarter compared to $1.59 million for the first quarter of 2004. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                              For the three month periods ended March 31,
                                                             2005 vs 2004
                                                                                Total
                                              Increase (decrease) due to       increase
                                                Volume            Rate        (decrease)
                                              ---------------------------     -----------
Interest income attributable to:                         (Dollars in thousands)
   Loans receivable (1)                         $    116        ($     39)     $    77
   Mortgage-backed securities                        (13)              (8)         (21)
   Investments                                      (133)              14         (119)
   FHLB stock                                          2                5            7
                                               ---------        ---------     --------
   Total interest-earning assets               ($     28)       ($     28)    ($    56)
Interest expense attributable to:
   Demand deposits                             ($     14)       ($      1)    ($    15)
   Savings accounts                                   (2)              (1)          (3)
   Certificates                                       15              (40)         (25)
   FHLB advances                                      24               (7)          17
                                               ---------        ---------     --------
   Total interest-bearing liabilities           $     23        ($     49)    ($    26)
Increase (decrease) in net interest income     ($     51)        $     21     ($    30)

(1)   Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets decreased $5.98 million to $255.80 million during the three months ended March 31, 2005, from $261.78 million for the three months ended March 31, 2004. Part of this decline is the result of the purchase of $3.00 million of bank owned life insurance, which is not classified as an interest-earning asset. Average interest-bearing liabilities decreased $3.51 million from $249.53 million for the three months ended March 31, 2004, to $246.02 million for the current three-month period. Thus, average net interest-earning assets decreased $2.47 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.32% for the three months ended March 31, 2005, compared to 2.28% for the same period in 2004. The increase in the interest rate spread was the result of an increase in the yield on interest-earning assets from 5.31% for the three months ended March 31, 2004, to 5.35% for the same three-month period in 2005. The majority of the increase in the yield on interest-earning assets is the result of increases in the yield on investments from 3.94% to 4.07% and the yield on FHLB stock from 3.95% to 4.44%. The cost of interest-costing liabilities was 3.03% for the quarter ended March 31, 2004 and the current quarter. The increase in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the increase in short-term interest rates.

                                                        For the Three Months ended March 31, 2005
                                                               Average
                                                             outstanding            Yield/cost
                                                        ----------------------  -----------------
                                                        (Dollars in thousands)
   Average interest-earning assets
     Loans                                                  $  209,003                 5.65%
     Mortgage-backed securities                                 12,774                 3.66%
     Investments                                                29,696                 4.07%
     FHLB stock                                                  4,324                 4.44%
                                                            ----------                 ----
        Total                                               $  255,797                 5.35%
   Average interest-bearing liabilities
     Demand deposits                                        $   47,948                 1.01%
     Savings accounts                                           29,092                 0.71%
     Certificates                                              141,502                 3.75%
     FHLB advances                                              27,481                 5.28%
                                                            ----------                 ----
        Total                                               $  246,023                 3.03%
Net interest-earning assets/interest rate spread            $    9,774                 2.32%

                                                        For the Three Months ended March 31, 2004
                                                               Average
                                                             outstanding            Yield/cost
                                                        ----------------------  -----------------
                                                        (Dollars in thousands)
   Average interest-earning assets
     Loans                                                 $   200,729                 5.73%
     Mortgage-backed securities                                 14,205                 3.89%
     Investments                                                42,696                 3.94%
     FHLB stock                                                  4,149                 3.95%
                                                           -----------                 ----
        Total                                              $   261,779                 5.31%
   Average interest-bearing liabilities
     Demand deposits                                       $    53,480                 1.02%
     Savings accounts                                           30,484                 0.72%
     Certificates                                              139,960                 3.86%
     FHLB advances                                              25,610                 5.40%
                                                           -----------                 ----
        Total                                              $   249,534                 3.03%
Net interest-earning assets/interest rate spread           $    12,245                 2.28%


Noninterest income for the quarter ended March 31, 2005 was $242,000 compared to $350,000 for the same quarter in 2004. The majority of the decrease in noninterest income is the result of a decrease in gains on the sale of loans of $93,000 due to a decline in loan sales from $1.99 million in 2004 to $900,000 in the current quarter and a decrease in the gains on the sale of investments of $39,000.

Noninterest expenses were $1.53 million for the current quarter compared to $1.45 million for the quarter ended March 31, 2004. As a percentage of average assets, this is 2.25% for the current three-month period compared to 2.11% for the first three months of 2004. The increase in noninterest expense is due to increases in compensation and benefits, office occupancy, advertising and audit expenses.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (a) During the quarter ended March 31, 2005, the Company issued a total of 650 unregistered shares of its common stock upon the exercise of employee and director stock options for an aggregate purchase price of $5,157. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      (b)   None.

      (c)   None.

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

                                         FIRST FRANKLIN CORPORATION

                                         /s/ Daniel T. Voelpel
                                         ------------------------
                                         Daniel T. Voelpel
                                         Vice President and Chief Financial
                                         Officer

Date: May 12, 2005