Form 10QSB
period 2005-06-30
FIRST FRANKLIN CORP
filed 2005-08-12
CIK 742161

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005

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

          (513) 469-5352
          --------------
    (Issuer's Telephone Number)

    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2005 there were issued and outstanding 1,656,030 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):

      Yes [ ] No [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                 Page No.
Part I      Financial Information

Item 1.     Consolidated Balance Sheets -
            June 30, 2005 and December 31, 2004                                      3

            Consolidated Statements of Income and Retained
            Earnings - Three- and Six-month periods ended June 30, 2005 and 2004     4

            Consolidated Statements of Cash Flows - Six-month
            periods ended June 30, 2005 and 2004                                     5

            Notes to Consolidated Financial Statements                               6

Item 2.     Management's Discussion and Analysis or Plan of Operations               7

Item 3.     Controls and Procedures                                                 13

Part II     Other Information                                                       14

Signatures

ITEM 1. FINANCIAL INFORMATION

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            June 30, 2005    Dec. 31,2004
                                                                            -------------    ------------
                                                                             (Unaudited)
                                 ASSETS

Cash, including certificates of deposit and other interest-earning
    earning deposits of $325 at 06/30/05 and $6,100 at 12/31/04             $      3,520     $    10,083
Investment securities:
    Securities available-for-sale, at market value
       (amortized cost of $24,076   at 06/30/05 and $30,862 at 12/31/04)          23,955          30,741
Mortgage-backed securities:
    Securities available-for-sale, at market value
       (amortized cost of $8,535 at 06/30/05 and $12,229 at 12/31/04)              8,565          12,313
    Securities held-to-maturity, at amortized cost
       (market value of $939 at 06/30/05 and $1,215 at 12/31/04)                     896           1,159
Loans receivable, net                                                            218,027         202,948
Investment in Federal Home Loan Bank of Cincinnati stock, at cost                  4,409           4,308
Real estate owned, net                                                               184               -
Accrued interest receivable                                                          977             991
Property and equipment, net                                                        4,071           4,175
Bank owned life insurance                                                          3,103           3,041
Other assets                                                                       3,925           4,209
                                                                            ------------     -----------

    Total assets                                                            $    271,632     $   273,968
                                                                            ============     ===========
                            LIABILITIES

Deposits                                                                    $    218,024     $   219,704
Borrowings                                                                        27,645          27,600
Advances by borrowers for taxes and insurance                                        588           1,406
Other liabilities                                                                    402             740
                                                                            ------------     -----------
       Total liabilities                                                         246,659         249,450
                                                                            ------------     -----------

Minority interest in consolidated subsidiary                                         429             408
                                                                            ------------     -----------

                         STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, 500,000 shares authorized,
    none issued and outstanding                                                        -               -
Common stock - $.01 par value, 2,500,000 shares authorized,
    2,010,867 shares issued at 06/30/05 and 12/31/04                                  13              13
Additional paid-in capital                                                         6,189           6,189
Treasury stock, at cost - 354,962 shares at 06/30/05 and
    356,161 shares at 12/31/04                                                    (3,540)         (3,551)
Retained earnings, substantially restricted                                       21,942          21,484
Accumulated other comprehensive income:
    Unrealized loss on available-for-sale securities, net
       of taxes of $(30) at 06/30/05 and $(13) at 12/31/04                           (60)            (25)
                                                                            ------------     -----------
       Total stockholders' equity                                                 24,544          24,110
                                                                            ------------     -----------
                                                                            $    271,632     $   273,968
                                                                            ============     ===========

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                                 FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                 JUN 30,2005   JUN 30,2004    JUN 30,2005   JUN 30,2004
                                                 -----------   -----------    -----------   -----------
                                                 (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Interest income:
       Loans receivable                          $    3,027    $     2,830    $    5,980    $    5,706
       Mortgage-backed securities                       118            135           235           273
       Investments                                      325            409           675           871
                                                 ----------    -----------    ----------    ----------
                                                      3,470          3,374         6,890         6,850
                                                 ----------    -----------    ----------    ----------
Interest expense:
       Deposits                                       1,560          1,520         3,059         3,062
       Borrowings                                       350            350           713           696
                                                 ----------    -----------    ----------    ----------
                                                      1,910          1,870         3,772         3,758
                                                 ----------    -----------    ----------    ----------

           Net interest income                        1,560          1,504         3,118         3,092

Provision for loan losses                                43             80            87           142
                                                 ----------    -----------    ----------    ----------

           Net interest income after provision
              for loan losses                         1,517          1,424         3,031         2,950
                                                 ----------    -----------    ----------    ----------

Noninterest income:
       Gain on loans sold                                23             35            29           134
       Gain on sale of investments                        3             30            40           106
       Gain on sale of Intrieve investment              613              -           613             -
       Service fees on NOW accounts                      94             91           176           172
       Other income                                     140            129           257           223
                                                 ----------    -----------    ----------    ----------
                                                        873            285         1,115           635
                                                 ----------    -----------    ----------    ----------

Noninterest expense:
       Salaries and employee benefits                   707            699         1,391         1,377
       Occupancy                                        242            217           478           435
       Federal deposit insurance premiums                 8              9            16            17
       Advertising                                      106             58           169           119
       Service bureau                                    91             94           180           192
       Other                                            399            373           849           764
                                                 ----------    -----------    ----------    ----------
                                                      1,553          1,450         3,083         2,904
                                                 ----------    -----------    ----------    ----------
       Income before federal income taxes               837            259         1,063           681

Provision for federal income taxes                      276             85           341           226
                                                 ----------    -----------    ----------    ----------

           Net income                            $      561    $       174    $      722    $      455
                                                 ==========    ===========    ==========    ==========

Retained Earning-Beginning of period             $   21,513    $    21,486    $   21,484    $   21,338
           Net Income                                   561            174           722           455
           Less: Dividends declared                    (132)          (131)         (264)         (264)
                                                 ----------    -----------    ----------    ----------
Retained Earnings-end of period                  $   21,942    $    21,529    $   21,942    $   21,529
                                                 ==========    ===========    ==========    ==========

Net income per common share:
           Basic                                 $     0.34    $      0.11    $     0.44    $     0.28
           Diluted                               $     0.34    $      0.10    $     0.43    $     0.26

The accompanying notes are an integral part of the consolidated financial statements.

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              FOR THE SIX MONTHS ENDED
                                                                           JUNE 30, 2005   JUNE 30, 2004
                                                                           -------------   -------------
                                                                            (unaudited)     (unaudited)
Cash flows from operating activities:
Net income                                                                 $        722    $        455
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Provision for loan losses                                                 87             142
           Gain on sale of investments                                              (40)           (106)
           Gain on sale of Intrieve investment                                     (613)              -
           Depreciation and amortization                                            169             186
           FHLB stock dividends                                                    (101)            (83)
           Bank Owned Life Insurance                                                (62)              -
           Decrease in accrued interest receivable                                   14              78
           Decrease (increase) in other assets                                      284            (694)
           Decrease in other liabilities                                           (338)            (40)
           Other, net                                                              (112)            165
           Proceeds from sale of loans originated for sale                        2,811           4,261
           Disbursements on loans originated for sale                            (2,202)         (4,261)
                                                                           ------------    ------------
              Net cash provided by operating activities                             619             103
                                                                           ------------    ------------
Cash flows from investing activities:
    Loan principal reductions                                                    26,660          30,058
    Disbursements on mortgage and other loans
       originated for investment                                                (35,652)        (32,414)
    Repayments on mortgage-backed securities                                      2,071           2,329
    Loans purchased                                                              (7,050)              -
    Proceeds from sale of student loans                                             128             712
    Purchase of available-for-sale mortgage backed securities                         -          (3,160)
    Purchase of available-for-sale investment securities                         (2,000)         (1,000)
    Proceeds from sale of or maturities of investment securities:
       Available-for-sale                                                         8,825           9,766
    Proceeds from sale of available-for-sale mortgage-backed securities:          1,884               -
    Proceeds from sale of Intrieve investment                                       730               -
    Proceeds from sale of real estate owned                                           -             162
    Capital expenditures                                                            (72)           (109)
                                                                           ------------    ------------

              Net cash provided (used) by investing activities                   (4,476)          6,344
                                                                           ------------    ------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                          (1,680)            587
    Proceeds (repayments) of borrowed money, net                                     45            (154)
    Decrease in advances by borrowers for taxes and insurance                      (818)           (807)
    Issuance of treasury stock                                                       11              27
    Payment of dividends                                                           (264)           (264)
                                                                           ------------    ------------
              Net cash used by financing activities                              (2,706)           (611)
                                                                           ------------    ------------
              Net increase (decrease) in cash                                    (6,563)          5,836

Cash at beginning of year                                                        10,083           2,551
                                                                           ------------    ------------

Cash at end of year                                                        $      3,520    $      8,387
                                                                           ============    ============

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2004 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment". SFAS No. 123R establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share-based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method. The SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board No. 25. The pronouncement is effective for non-accelerated filers for periods beginning after December 15, 2005 with early application allowed. Management is currently evaluating the effect of the pronouncement on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes and to changes required by an accounting pronouncement in the unusual instance where the pronouncement doe not include specific transition provisions. The statement requires retrospective application to prior periods' financial statements of changes in accounting principle. Retroactive application is defined as the application of the accounting change to prior accounting periods as if the that principle had always been utilized. Restatement is also defined as the revising of a previously issued financial statement to reflect the correction of an error. The statement applies to periods beginning after December 15, 2005 with early application allowed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Franklin has one wholly owned subsidiary, Madison Service Corporation ("Madison"). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter, at that time. At the present time, Madison's assets consist solely of cash and interest-earning deposits. Its only source of income is the interest earned on these deposits.

First Franklin owns 51% of DirectTeller's outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions Inc. ("Harland"), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland's clients.

FIP III is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company has invested $1.5 million in the partnership. At March 31, 2005, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.52 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

In September 2004, management and the Board of Directors reviewed the Company's strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives will be pursued through commercial loan growth, enhancing the core products and services we offer and the use of technology to improve efficiency and customer service. In that regard, Franklin has established a computer training center at the Corporate Office and implemented a computer training program, signed an agreement to allow its customers access to the ATMs of a major commercial bank without being surcharged, redesigned its website, began offering its customers an overdraft protection program, developed an internet based program which allows its customers to access information about their accounts, and hired commercial and consumer loan officers.

As part of an ongoing plan to update its offices, during the spring of 2004 Franklin made minor interior cosmetic changes and installed an ATM at the office located at 1100 West Kemper Road. During 2005, Franklin intends to renovate its branch at 5015 Delhi Pike in Cincinnati.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets decreased $2.34 million (0.9%) from $273.97 million at December 31, 2004 to $271.63 million at June 30, 2005, compared to a $632,000 (0.2%) decrease for the same period in 2004. During 2005, mortgage-backed securities decreased $4.01 million, cash and investments decreased $13.35 million and loans receivable increased $15.08 million.

Loan disbursements and purchases were $44.90 million during the current six-month period compared to $36.68 million during the six months ended June 30, 2004. Disbursements during the second quarter of 2005 were $25.65 million compared to $19.35 million during the same quarter in 2004. Mortgage loan sales were $2.81 million during the current six-month period compared to $4.26 million during the six months ended June 30, 2004. The decline in loan sales is the result of a shift in originations from fixed-rate to adjustable-rate loans, which are retained in the portfolio. At June 30, 2005, commitments to originate mortgage loans were $2.94 million. At the same date, $1.56 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $15.85 million. Management believes that sufficient cash flow and borrowing capacity exists to fund these commitments.

Liquid assets decreased $13.35 million during the six months ended June 30, 2005 to $27.48 million. This decrease reflects loan and mortgage-backed securities repayments of $28.73 million, the sale of $1.88 million of available-for-sale mortgage-backed securities and loan sales of $2.81 million less loan disbursements of $37.85 million, loan purchases of $7.05 million and savings outflows of $1.68 million. At June 30, 2005, liquid assets were 10.11% of total assets.

The Company's investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2005. No securities are classified as trading.

                                Amortized  Unrealized  Unrealized  Market
                                Cost       Gains       Losses      Value
                                          (Dollars in thousands)
Available-for-sale
    Investment securities        $24,076      $ 35        $156     $23,955
    Mortgage-backed securities     8,535        43          13       8,565
Held-to-maturity
    Mortgage-backed securities       896        43           0         939
                                 -------      ----        ----     -------
                                 $33,507      $121        $169     $33,459

At June 30, 2005, deposits were $218.02 million compared to $219.70 million at December 31, 2004. This is a decrease of $1.68 million during the current six-month period. During the six months ended June 30, 2005, core deposits (transaction and passbook savings accounts) decreased $5.57 million, short-term certificates (two years or less) increased $2.57 million and certificates with original terms greater than two years increased $1.32 million. The increase in long-term certificates reflects Franklin's effort to lock-in low cost long-term deposits because it believes that interest rates will increase in the future. Interest of $2.66 million was credited to accounts during the current six-month period. After eliminating the effect of interest credited, deposits decreased $4.34 million during the six-month period ended June 30, 2005.

At June 30, 2005 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $26.50 million at an average cost of 5.10% and the Company had a credit line totaling $1.50 million on which $1.15 million is outstanding. During the next twelve months, required principal reduction on these borrowings will be $2.64 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of March 31, 2005, Franklin's assets repriced or matured more rapidly than its liabilities and was it was rated in the most favorable interest rate risk category under OTS guidelines.

At June 30, 2005, $5.32 million of assets were classified substandard, no assets were classified doubtful, $680,000 were classified loss and $2.37 million were designated by management as special mention compared to $2.83 million as substandard, $663,000 as loss and $4.79 million designated as special mention at December 31, 2004. The increase in assets classified substandard reflects $1.58 million of loans to four borrowers that were previously designated special mention that have been changed to substandard due to delinquency. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $4.06 million at June 30, 2005 and $2.55 million at December 31, 2004. At June 30, 2005, the recorded investment in loans for which impairment has been recognized was approximately $1.45 million with related reserves of $534,000.

The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2005.

                                 (Dollars in thousands)
Balance at beginning of period          $1,430
Charge offs                                 42
Additions charged to operations             87
Recoveries                                 161
                                        ------
Balance at end of period                $1,636

                                 (Dollars in thousands)
Balance at beginning of period          $1,430
Charge offs                                  0
Additions charged to operations             44
Recoveries                                   8
                                        ------
Balance at end of period                $1,482

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At June 30, 2005, net worth was $24.54 million, which is 9.04% of assets. At the same date, book value per share was $14.82, compared to $14.57 per share at December 31, 2004.

The following table summarizes, as of June 30, 2005, Franklin's regulatory capital position.

                   Actual  Required   Excess  Actual  Required  Excess
                  -------  --------  -------  ------  --------  ------
Capital Standard  (Dollars in thousands)
Core              $22,878  $ 10,749  $12,129   8.51%    4.00%   4.51%
Risk-based         23,834    14,389    9,445  13.25%    8.00%   5.25%

COMPREHENSIVE INCOME

Comprehensive income (loss) for the six months ended June 30, 2005 and 2004 was $661,000 and $(79,000), respectively. The difference between net income and comprehensive income (loss) consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

The Company had net income of $561,000 ($0.34 per basic share) for the current quarter and $722,000 ($0.44 per basic share) for the six months ended June 30, 2005 compared to net income of $174,000 ($0.11 per basic share) for the second quarter of 2004 and $455,000 ($0.28 per basic share) for the six months ended June 30, 2004. The increase in net income during the current six-month period reflects a $613,000 profit on the sale of Franklin and Madison's investment in Intrieve Incorporated, which was acquired by Harland on April 1, 2005 and an increase of $26,000 in net interest income which were offset by a $179,000 increase in operating expenses and decreases of $105,000 in the gains on the sale of loans and $66,000 in the profits on the sale of investments.

Net interest income, before provisions for loan losses, was $1.56 million for the current quarter and $3.12 million for the first six months of 2005, compared to $1.50 and $3.09 million, respectively, for the same periods in 2004. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                            For the three month periods ended June 30,
                                                          2005 vs 2004
                                                                              Total
                                            Increase (decrease) due to       increase
                                            Volume                Rate      (decrease)
                                            ------              ------      ----------
                                                      (Dollars in thousands)
Interest income attributable to:
    Loans receivable (1)                    $ 315              ($  41)       $   274
    Mortgage-backed securities                (64)                 26            (38)
    Investments                              (300)                 86           (214)
    FHLB stock                                  4                  14             18
                                           ------              ------       --------
    Total interest-earning assets          ($  45)              $  85        $    40

Interest expense attributable to:
    Demand deposits                          ($34)              $   4       ($    30)
    Savings accounts                           (5)                  0             (5)
    Certificates                               54                 (22)            32
    FHLB advances                              37                 (20)            17
                                           ------              ------       --------
    Total interest-bearing liabilities      $  52              ($  38)       $    14

Increase (decrease) in net interest income ($  97)              $ 123        $    26

(1) Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets decreased $5.72 million to $256.53 million during the six months ended June 30, 2005, from $262.25 million for the six months ended June 30, 2004. Part of this decline is the result of the purchase of $3.00 million of bank owned life insurance, which is not classified as an interest-earning asset. Average interest-bearing liabilities decreased $3.61 million from $249.75 million for the six months ended June 30, 2004, to $246.14 million for the current six-month period. Thus, average net interest-earning assets decreased $2.11 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.31% for the six months ended June 30, 2005, compared to 2.21% for the same period in 2004. The increase in the interest rate spread was the result of an increase in the yield on interest-earning assets from 5.22% for the six months ended June 30, 2004, to 5.37% for the same six-month period in 2005. The majority of the increase in the yield on interest-earning assets is the result of increases in the yield on investments from 3.77% to 4.13% and the yield on FHLB stock from 3.98% to 4.64%. The cost of interest-costing liabilities was 3.06% for the current six-month period and 3.01% for the six months ended June 30, 2004. The increase in the yield on interest-earning assets is due to the increase in short-term interest rates. The decrease in the cost of liabilities reflects a decline in high-cost long-term deposits and borrowings.

                                                  For the Six Months ended June 30, 2005
                                                         Average
                                                       outstanding            Yield/cost
                                                       -----------            ----------
                                                  (Dollars in thousands)
Average interest-earning assets
   Loans                                              $   212,428                5.63%
   Mortgage-backed securities                              11,943                3.94%
   Investments                                             27,807                4.13%
   FHLB stock                                               4,349                4.64%
                                                      -----------                ----
       Total                                          $   256,527                5.37%

Average interest-bearing liabilities
   Demand deposits                                    $    46,669                1.03%
   Savings accounts                                        29,009                0.72%
   Certificates                                           143,369                3.78%
   FHLB advances                                           27,093                5.26%
                                                      -----------                ----
       Total                                          $   246,140                3.06%

Net interest-earning assets/interest rate spread      $    10,387                2.31%

                                                  For the Six Months ended June 30, 2004
                                                         Average
                                                       outstanding            Yield/cost
                                                       -----------            ----------
                                                  (Dollars in thousands)
Average interest-earning assets
   Loans                                                $201,223                 5.67%
   Mortgage-backed securities                             15,011                 3.64%
   Investments                                            41,847                 3.77%
   FHLB stock                                              4,169                 3.98%
                                                        --------                 ----
       Total                                            $262,250                 5.22%

Average interest-bearing liabilities
   Demand deposits                                      $ 53,268                 1.02%
   Savings accounts                                       30,358                 0.72%
   Certificates                                          140,508                 3.81%
   FHLB advances                                          25,615                 5.43%
                                                        --------                 ----
       Total                                            $249,749                 3.01%

Net interest-earning assets/interest rate spread        $ 12,501                 2.21%

Noninterest income was $873,000 for the quarter and $1.12 million for the six months ended June 30, 2005 compared to $285,000 for the same quarter in 2004 and $635,000 for the six months ended June 30, 2004.The majority of the increase in noninterest income is the result of a $613,000 profit on the sale of Franklin and Madison's investment in Intrieve Incorporated.

Noninterest expenses were $1.55 million for the current quarter and $3.08 million for the current six-month period compared to $1.45 million for the same quarter in 2004 and $2.90 million for the six months ended June 30, 2004. As a percentage of average assets, this is 2.26% for the six months ended June 30, 2005 compared to 2.11% for the first six months of 2004.The increase in noninterest expense is due to increases in compensation and benefits, office occupancy, advertising and audit expenses.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) During the quarter ended June 30, 2005, the Company issued a total of 549 unregistered shares of its common stock upon the exercise of employee and director stock options for an aggregate purchase price of $6,000. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      (b)   None

      (c)   None

Item 3. DEFAULTS UPON SENIOR SECURITIES

            None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Annual Meeting of Shareholders held on April 25, 2005, the following items were voted on by the shareholders:

                                                                  Voting
                                                                  Negative
                                                                     or
                                                    Affirmative   Withheld   Abstentions
                                                    -----------   --------   -----------
Election of one director:

      John L. Nolting                                1,328,913     198,278        0

Ratification of the selection of Clark, Schaefer,
Hackett & Co. as independent accountants
for the current fiscal year.                         1,526,391         575      225

      Mary W. Sullivan and Richard H. Finan continued to serve as directors for terms expiring in 2006 and Donald E. Newberry Sr. and Thomas H. Siemers continued to serve as directors for terms expiring in 2007.

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

                                            FIRST FRANKLIN CORPORATION

                                            /s/ Daniel T. Voelpel
                                            ---------------------
                                            Daniel T. Voelpel
                                            Vice President and Chief Financial
                                            Officer

Date: August 12, 2005