Form 10QSB
period 2005-09-30
FIRST FRANKLIN CORP
filed 2005-11-10
CIK 742161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from _____________ to ______________

                         Commission File Number 0-16362

                           FIRST FRANKLIN CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            31-1221029
            --------                                           ------------
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

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 10, 2005 there were issued and outstanding 1,656,030 shares of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):

     Yes [ ] No [X]

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I    Financial Information

Item 1.   Consolidated Balance Sheets - September 30, 2005 and
          December 31, 2004                                                 3

          Consolidated Statements of Income and Retained Earnings -
          Three-and Nine-month periods ended September 30,
          2005 and 2004                                                     4

          Consolidated Statements of Cash Flows - Nine-month periods
          ended September 30, 2005 and 2004                                 5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis or Plan of Operation         7

Item 3.   Controls and Procedures                                          13

Part II   Other Information                                                14

Signatures

ITEM 1. FINANCIAL STATEMENTS

                  FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        Sept 30, 2005   Dec. 31, 2004
                                                                        -------------   -------------
                                                                         (Unaudited)
                                ASSETS

Cash, including certificates of deposit and other interest-earning
   earning deposits of $100 at 09/30/05 and $6,100 at 12/31/04            $  3,426        $ 10,083
Investment securities:
   Securities available-for-sale, at market value
      (amortized cost of $24,077 at 09/30/05 and $30,862 at 12/31/04)       23,804          30,741
Mortgage-backed securities:
   Securities available-for-sale, at market value
      (amortized cost of $7,759 at 09/30/05 and $12,229 at 12/31/04)         7,732          12,313
   Securities held-to-maturity, at amortized cost
      (market value of $796 at 09/30/05 and $1,215 at 12/31/04)                761           1,159
Loans receivable, net                                                      229,750         202,948
Investment in Federal Home Loan Bank of Cincinnati stock, at cost            4,463           4,308
Real estate owned, net                                                          --              --
Accrued interest receivable                                                  1,082             991
Property and equipment, net                                                  4,217           4,175
Bank owned life insurance                                                    3,133           3,041
Other assets                                                                 3,904           4,209
                                                                          --------        --------
   Total assets                                                           $282,272        $273,968
                                                                          ========        ========

                             LIABILITIES

Deposits                                                                  $220,793        $219,704
Borrowings                                                                  35,166          27,600
Advances by borrowers for taxes and insurance                                  926           1,406
Other liabilities                                                              423             740
                                                                          --------        --------
      Total liabilities                                                    257,308         249,450
                                                                          --------        --------
Minority interest in consolidated subsidiary                                   442             408
                                                                          --------        --------

                         STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value, 500,000 shares authorized,
   none issued and outstanding                                                  --              --
Common stock - $.01 par value, 2,500,000 shares authorized,
   2,010,867 shares issued at 09/30/05 and 12/31/04                             13              13
Additional paid-in capital                                                   6,189           6,189
Treasury stock, at cost - 354,837 shares at 09/30/05 and
   356,161 shares at 12/31/04                                               (3,539)         (3,551)
Retained earnings, substantially restricted                                 22,057          21,484
Accumulated other comprehensive income:
   Unrealized loss on available-for-sale securities, net
      of taxes of $(102) at 09/30/05 and $(13) at 12/31/04                    (198)            (25)
                                                                          --------        --------
      Total stockholders' equity                                            24,522          24,110
                                                                          --------        --------
                                                                          $282,272        $273,968
                                                                          ========        ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in thousands, except per share data)

                                             FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS END
                                            ---------------------------   ---------------------------
                                            SEPT 30,2005   SEPT 30,2004   SEPT 30,2005   SEPT 30,2004
                                            ------------   ------------   ------------   ------------
                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Interest income:
   Loans receivable                           $ 3,134        $ 2,849        $ 9,114        $ 8,555
   Mortgage-backed securities                      89            134            324            407
   Investments                                    315            405            990          1,276
                                              -------        -------        -------        -------
                                                3,538          3,388         10,428         10,238
                                              -------        -------        -------        -------
Interest expense:
   Deposits                                     1,546          1,516          4,605          4,578
   Borrowings                                     384            360          1,097          1,056
                                              -------        -------        -------        -------
                                                1,930          1,876          5,702          5,634
                                              -------        -------        -------        -------
      Net interest income                       1,608          1,512          4,726          4,604

Provision for loan losses                          66             72            153            214
                                              -------        -------        -------        -------
      Net interest income after provision
         for loan losses                        1,542          1,440          4,573          4,390
                                              -------        -------        -------        -------
Noninterest income:
   Gain on loans sold                              34             10             63            144
   Gain on sale of investments                     --             17             40            123
   Gain on sale of Intrieve investment             35             --            648             --
   Service fees on NOW accounts                   188             89            364            261
   Other income                                   109            141            366            364
                                              -------        -------        -------        -------
                                                  366            257          1,481            892
                                              -------        -------        -------        -------
Noninterest expense:
   Salaries and employee benefits                 697            717          2,088          2,094
   Occupancy                                      246            216            724            651
   Federal deposit insurance premiums               7              8             23             25
   Advertising                                     68             60            237            179
   Service bureau                                 100             97            280            289
   Other                                          445            415          1,294          1,179
                                              -------        -------        -------        -------
                                                1,563          1,513          4,646          4,417
                                              -------        -------        -------        -------
   Income before federal income taxes             345            184          1,408            865

Provision for federal income taxes                 97             54            438            280
                                              -------        -------        -------        -------
      Net income                              $   248        $   130        $   970        $   585
                                              =======        =======        =======        =======

Retained Earning-Beginning of period          $21,942        $21,529        $21,484        $21,337
      Net Income                                  248            130            970            585
      Less: Dividends declared                   (133)          (132)          (397)          (395)
                                              -------        -------        -------        -------
Retained Earnings-end of period               $22,057        $21,527        $22,057        $21,527
                                              =======        =======        =======        =======
Net income per common share:
      Basic                                   $  0.15        $  0.08        $  0.59        $  0.36
      Diluted                                 $  0.14        $  0.08        $  0.57        $  0.34

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            FOR THE NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          SEPT 30, 2005   SEPT 30, 2004
                                                                          -------------   -------------
                                                                           (unaudited)     (unaudited)
Cash flows from operating activities:
Net income                                                                  $    970        $    585
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                                  153             214
      Gain on sale of investments                                                (40)           (123)
      Gain on sale of Intrieve investment                                       (648)             --
      Depreciation and amortization                                              286             233
      FHLB stock dividends                                                      (155)           (128)
      Bank Owned Life Insurance                                                  (91)             (5)
      Increase in accrued interest receivable                                    (91)            (21)
      Decrease (increase) in other assets                                        305            (592)
      Decrease in other liabilities                                             (317)           (201)
      Other, net                                                                (263)           (323)
      Proceeds from sale of loans originated for sale                          5,075           4,915
      Disbursements on loans originated for sale                              (4,463)         (4,915)
                                                                            --------        --------
         Net cash provided (used) by operating activities                        721            (361)
                                                                            --------        --------
Cash flows from investing activities:
   Loan principal reductions                                                  40,045          44,638
   Disbursements on mortgage and other loans
      originated for investment                                              (60,657)        (49,596)
   Repayments on mortgage-backed securities                                    2,981           3,442
   Loans purchased                                                            (7,050)             --
   Proceeds from sale of student loans                                           164             714
   Purchase of available-for-sale mortgage backed securities                      --          (3,160)
   Purchase of available-for-sale investment securities                       (2,000)         (5,998)
   Proceeds from sale of or maturities of investment securities:
   Available-for-sale                                                          8,825          16,424
   Proceeds from sale of available-for-sale mortgage-backed securities:        1,884              --
   Proceeds from sale of Intrieve investment                                     765              --
   Purchase of Banked Owned Life Insurance                                        --          (3,000)
   Proceeds from sale of real estate owned                                       182             224
   Capital expenditures                                                         (307)           (484)
                                                                            --------        --------
         Net cash provided (used) by investing activities                    (15,168)          3,204
                                                                            --------        --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                         1,089          (1,337)
   Proceeds from borrowed money, net                                           7,566           2,219
   Decrease in advances by borrowers for taxes and insurance                    (480)           (525)
   Issuance of treasury stock                                                     12              36
   Payment of dividends                                                         (397)           (395)
                                                                            --------        --------
         Net cash provided (used) by financing activities                      7,790              (2)
                                                                            --------        --------
         Net increase (decrease) in cash                                      (6,657)          2,841
Cash at beginning of year                                                     10,083           2,551
                                                                            --------        --------
Cash at end of year                                                         $  3,426        $  5,392
                                                                            ========        ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2004 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes and to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods' financial statements of changes in accounting principle. "Retroactive Application" is defined as the application of the accounting change to prior accounting periods as if the principle had always been utilized. "Restatement" is also defined as the revising of a previously issued financial statement to reflect the correction of an error. The statement applies to periods beginning after December 15, 2005 with early application allowed. The Company will adopt this statement.

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

FIP lll is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company has invested $1.5 million in the partnership. At June 30, 2005, the Company's pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.58 million. There is not a readily determinable market for First Franklin's ownership interest in this partnership.

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

As part of an ongoing plan to update its offices, during the spring of 2004 Franklin made minor interior cosmetic changes and installed an ATM at the office located at 1100 West Kemper Road. During the third quarter of 2005, Franklin renovated its branch at 5015 Delhi Pike in Cincinnati and installed a drive-up ATM.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated assets increased $8.30 million (3.0%) from $273.97 million at December 31, 2004 to $282.27 million at September 30, 2005, compared to a $567,000 (0.2%) increase for the same period in 2004. During 2005, mortgage-backed securities decreased $4.98 million, cash and investments decreased $13.59 million, loans outstanding increased $26.80 million, deposits increased $1.09 million and borrowings increased $7.57 million.

Loan disbursements, including $7.05 million of loan purchases, were $72.17 million during the current nine-month period compared to $54.51 million during the nine months ended September 30, 2004. Loan disbursements during the third quarter of 2005 were $27.27 million compared to $17.83 million during the same quarter in 2004. Mortgage loan sales were $5.08 million during the current nine-month period compared to $4.92 million during the nine months ended September 30, 2004. The increase in originations during the current three and nine-month periods is the result of relationships developed with local mortgage brokers which has given Franklin alternative sources for loans. Loans are purchased if demand in the local market is less than anticipated. At September 30, 2005, commitments to originate mortgage loans were $2.67 million. At the same date, $1.29 million of undisbursed loan funds were being held on various construction loans and the Franklin had undisbursed lines of credit on consumer and commercial loans of approximately $15.79 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets decreased $13.59 million during the nine months ended September 30, 2005, to $27.23 million. This decrease reflects loan and mortgage-backed securities repayments of $43.03 million, an increase in borrowings of $7.57 million, an increase in deposits of $1.09 million and mortgage loan sales of $5.08 million which were more than offset by loan purchases of $7.05 million and loan disbursements of $65.12 million. At September 30, 2005, liquid assets were 9.65% of total assets.

The Company's investment and mortgage-backed securities are classified based on the Company's current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2005. No securities are classified as trading.

                                Amortized   Unrealized   Unrealized    Market
                                   Cost        Gains       Losses      Value
                                ---------   ----------   ----------   -------
                                            (Dollars in thousands)
Available-for-sale
   Investment securities         $24,077        $14         $287      $23,804
   Mortgage-backed securities      7,759         36           63        7,732
Held-to-maturity
   Mortgage-backed securities        761         35            0          796
                                 -------        ---         ----      -------
                                 $32,597        $85         $350      $32,332

Management has the intent to hold these securities for the foreseeable future and the decline in market value is due to an increase in market interest rates. The fair values are expected to recover as securities approach their maturity dates.

At September 30, 2005, deposits were $220.79 million compared to $219.70 million at December 31, 2004. This is an increase of $1.09 million during the current nine-month period. During the nine months ended September 30, 2005, core deposits (transaction and passbook savings accounts) decreased $6.49 million, short-term certificates (two years or less) increased $5.26 million and certificates with original terms greater than two years increased $2.32 million. The switch from core deposits to certificates reflects the consumer's desire to take advantage of the higher rates currently available on certificates. Interest of $4.03 million was credited to accounts during the current nine-month period. After eliminating the effect of interest credited, deposits decreased $2.94 million during the nine-month period ended September 30, 2005.

At September 30, 2005 Franklin had outstanding Federal Home Loan Bank ("FHLB") advances of $34.02 million at an average cost of 4.95% and the Company had a credit line totaling $1.50 million on which $1.15 million is outstanding. During the next twelve months, required principal reduction on these borrowings will be $6.36 million.

Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist principally of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of June 30, 2005, Franklin's assets repriced or matured more rapidly than its liabilities and it was rated in the most favorable interest rate risk category under OTS guidelines.

At September 30, 2005, $5.76 million of assets were classified substandard, no assets were classified doubtful, $745,000 were classified loss and $2.89 million were designated by management as special mention compared to $2.83 million as substandard, $663,000 as loss and $4.79 million designated as special mention at December 31, 2004. The increase in assets classified substandard reflects the classification of $2.52 million of loans to five borrowers that were previously designated special mention. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $4.85 million at September 30, 2005 and $2.55 million at December 31, 2004. At September 30, 2005, the recorded investment in loans for which impairment has been recognized was approximately $1.95 million with related reserves of $627,000.

The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2005.

                                  (Dollars in thousands)
Balance at beginning of period            $1,430
Charge offs                                   52
Additions charged to operations              153
Recoveries                                   164
Balance at end of period                  $1,695

                                  (Dollars in thousands)
Balance at beginning of period            $1,430
Charge offs                                    0
Additions charged to operations               44
Recoveries                                     8
Balance at end of period                  $1,482

The Company's capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At September 30, 2005, net worth was $24.52 million, which is 8.69% of total assets. At the same date, book value per share was $14.81, compared to $14.57 per share at December 31, 2004.

The following table summarizes, as of September 30, 2005, Franklin's regulatory capital position.

Capital Standard   Actual    Required    Excess   Actual   Required   Excess
----------------   -------   --------   -------   ------   --------   ------
                      (Dollars in thousands)
Core               $22,924    $11,191   $11,733    8.19%     4.00%     4.19%
Risk-based          23,874     14,905     8,969   12.81%     8.00%     4.81%

COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2005 and 2004 was $771,000 and

$642,000, respectively. The difference between net income and comprehensive income is the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS

The Company had net income of $248,000 ($0.15 per basic share) for the current quarter and $970,000 ($0.59 per basic share) for the nine months ended September 30, 2005 compared to net income of $130,000 ($0.08 per basic share) for the third quarter of 2004 and $585,000 ($0.36 per basic share) for the nine months ended September 30, 2004. The increase in net income during the current nine-month period reflects a $648,000 profit on the sale of Franklin and Madison's investments in Intrieve, Incorporated ("Intrieve"), which was acquired by Harland on April 1, 2005 and an increase of $122,000 in net interest income which were offset by a $229,000 increase in operating expenses and decreases of $81,000 in the gains on the sale of loans and $83,000 in gains on the sale of investments.

Net interest income, before provisions for loan losses, was $1.61 million for the current quarter and $4.73 million for the first nine months of 2005, compared to $1.51 million and $4.60 million, respectively, for the same periods in 2004. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

                                                For the nine month periods
                                                    ended September 30,
                                                       2005 vs 2004
                                             --------------------------------
                                             Increase (decrease)
                                                    due to            Total
                                             -------------------    increase
                                               Volume    Rate      (decrease)
                                               ------   -----      ----------
                                                  (Dollars in thousands)
Interest income attributable to:
   Loans receivable (1)                        $ 615     ($56)       $ 559
   Mortgage-backed securities                   (128)      45          (83)
   Investments                                  (453)     140         (313)
   FHLB stock                                      6       21           27
                                               -----    -----        -----
   Total interest-earning assets               $  40    $ 150        $ 190

Interest expense attributable to:
   Demand deposits                              ($57)   $  18         ($39)
   Savings accounts                               (7)      (1)          (8)
   Certificates                                  115      (41)          74
   FHLB advances                                  86      (45)          41
                                               -----    -----        -----
   Total interest-bearing liabilities          $ 137     ($69)       $  68

Increase (decrease) in net interest income      ($97)   $ 219        $ 122

(1)  Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets decreased $3.14 million to $258.16 million during the nine months ended September 30, 2005, from $261.30 million for the nine months ended September 30, 2004. Average interest-bearing liabilities decreased $1.81 million from $249.14 million for the nine months ended September 30, 2004, to $247.33 million for the current nine-month period. Thus, average net interest-earning assets decreased $1.33 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.32% for the nine months ended September 30, 2005, compared to 2.20% for the same period in 2004. The increase in the interest rate spread was the result of an increase in the yield on interest-earning assets from 5.22% for the nine months ended September 30, 2004, to 5.39% for the same nine-month period in 2005. The majority of the increase in the yield on interest-earning assets is the result of increases in the yield on investments from 3.80% to 4.20% and the yield on FHLB stock from 4.07% to 4.72%. The yield on loans declined slightly because adjustable rate mortgage loans made up a greater percentage of the loan portfolio. Historically, adjustable-rate mortgage loans have a lower yield than other types of loans, such as lines of credit and fixed-rate mortgage loans. The cost of interest-bearing liabilities was 3.07% for the current nine-month period and 3.02% for the nine months ended September 30, 2004. The increase in the yield on interest-earning assets and cost of interest-bearing liabilities is due to the increase in short-term interest rates.

                                                      For the Nine Months
                                                     ended Sept. 30, 2005
                                                   ------------------------
                                                     Average
                                                   outstanding   Yield/cost
                                                   -----------   ----------
                                                   (Dollars in
                                                    thousands)
Average interest-earning assets
   Loans                                             $216,344       5.62%
   Mortgage-backed securities                          10,909       3.96%
   Investments                                         26,534       4.20%
   FHLB stock                                           4,375       4.72%
                                                     --------       ----
      Total                                          $258,162       5.39%

Average interest-bearing liabilities
   Demand deposits                                   $ 45,426       1.07%
   Savings accounts                                    28,806       0.72%
   Certificates                                       144,573       3.77%
   FHLB advances                                       28,525       5.13%
                                                     --------       ----
      Total                                          $247,330       3.07%

Net interest-earning assets/interest rate spread     $ 10,832       2.32%

                                                      For the Nine Months
                                                     ended Sept. 30, 2004
                                                   ------------------------
                                                     Average
                                                   outstanding   Yield/cost
                                                   -----------   ----------
                                                   (Dollars in
                                                    thousands)
Average interest-earning assets
   Loans                                             $201,738       5.65%
   Mortgage-backed securities                          15,010       3.62%
   Investments                                         40,362       3.80%
   FHLB stock                                           4,191       4.07%
                                                     --------       ----
      Total                                          $261,301       5.22%

Average interest-bearing liabilities
   Demand deposits                                   $ 52,434       1.02%
   Savings accounts                                    30,055       0.73%
   Certificates                                       140,499       3.81%
   FHLB advances                                       26,152       5.38%
                                                     --------       ----
      Total                                          $249,140       3.02%

Net interest-earning assets/interest rate spread     $ 12,161       2.20%

Noninterest income was $366,000 for the quarter and $1.48 million for the nine months ended September 30, 2005 compared to $257,000 for the same quarter in 2004 and $892,000 for the nine months ended September 30, 2004. The majority of the increase in noninterest income in the current nine-month period is the result of a $648,000 profit on the sale of Franklin and Madison's investments in Intrieve.

Noninterest expenses were $1.56 million for the current quarter and $4.65 million for the current nine-month period compared to $1.51 million for the same quarter in 2004 and $4.42 million for the nine months ended September 30, 2004. As a percentage of average assets, this is 2.26% for the nine months ended September 30, 2005 compared to 2.14% for the first nine months of 2004. The increase in noninterest expense is due to increases in office occupancy, advertising and audit expenses.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the quarter ended September 30, 2005, the Company issued a total of 125 unregistered shares of its common stock upon the exercise of employee and director stock options for an aggregate purchase price of $969. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     (b)  None

     (c)  None

     (d)  None

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

Date: November 10, 2005