Form 10KSB
period 2005-12-31
FIRST FRANKLIN CORP
filed 2006-03-30
CIK 742161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-16362
FIRST FRANKLIN CORPORATION
(Name of small business issuer in its charter)

Delaware	31-1221029
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
4750 Ashwood Drive, Cincinnati, Ohio 45241

(Address of principal executive offices) (Zip Code)
Issuer’s telephone number: (513) 469-5352
Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under to Section 12(g) of the Exchange Act:
Common stock, par value $.01 per share
(Title of class)
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The issuer’s revenues for its most recent fiscal year were $16.02 million.
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The Nasdaq National Market as of March 22, 2006, was $18.19 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
1,685,105 of the issuer’s common shares were issued and outstanding on March 22, 2006.
Documents Incorporated by Reference and Included as Exhibits:
Part II of Form 10-KSB — Portions of 2005 Annual Report to Stockholders
Part III of Form 10-KSB — Portions of Proxy Statement for 2006 Annual Meeting of Stockholders
Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

PART I
Item 1. Description of Business
First Franklin Corporation
     First Franklin Corporation (the “Company”), the holding company for The Franklin Savings and Loan Company (“Franklin”), was incorporated under the laws of the State of Delaware in September 1987 in connection with the conversion of Franklin from an Ohio mutual savings and loan association to an Ohio stock savings and loan association (the “Conversion”). The Conversion was completed on January 25, 1988.
     As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the “OTS”). The assets of the Company, on an unconsolidated basis, consist primarily of cash, interest-earning deposits, the office building in which the Company’s corporate offices are located, an investment in Financial Institutions Partners III, L.P. and the stock of Franklin and DirectTeller Systems, Inc.
     The Company’s executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-5352.
The Franklin Savings and Loan Company
     Franklin, an Ohio-chartered stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2005, Franklin had approximately $293.71 million of assets, deposits of approximately $219.75 million and stockholders’ equity of approximately $22.72 million.
     Franklin’s principal business is accepting savings deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family owner occupied residential real estate. Franklin also makes loans secured by multi-family real estate and nonresidential real estate and consumer loans.
     Franklin’s income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, interest paid on borrowings and operating expenses. The primary component of Franklin’s net income is its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Franklin’s interest income and interest expense change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin’s control. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the 2005 Annual Report to Stockholders (the “Annual Report”) for additional information regarding maturity or repricing timing differences and the impact of interest rates on Franklin’s operating results.
     Franklin’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) in the Savings Association Insurance Fund (the “SAIF”) up to maximum permitted levels. Franklin is subject to examination and regulation by the Ohio Department of Commerce, Division of Financial Institutions (the “Division”), the OTS and the FDIC. Franklin is also subject to certain regulations of the Federal Reserve Board (the “FRB”). See “Regulation.”
     Franklin’s executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-8000.
Lending Activities
     General. Franklin’s primary revenue source is interest and fee income from lending activities. Franklin’s principal lending activity is investing in conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes loans secured by multi-family residential and nonresidential real estate and consumer loans, and occasionally purchases whole loans or participation interests in one- to four-family, multi-family and nonresidential real estate loans originated by other lenders.
     Franklin’s current lending strategy is to originate fixed-rate loans primarily for sale in the secondary market and to originate adjustable-rate loans mortgage loans (“ARMs”) for retention in its own portfolio. When consumer demand for ARMs declines, Franklin may purchase adjustable-rate loans originated by other lenders or adjustable-rate mortgage-backed securities to offset the lack of demand in the market area for ARMs. During 2005, the yield curve flattened, causing the spread between the interest rates charged on adjustable-rate and fixed-rate mortgage loans to become smaller than that experienced during the past few years. Due to the flattening of the yield curve, consumer preference for fixed-rate loans increased, resulting in the origination of more fixed-rate loans and an increase in loans sold during 2005 to $8.33 million, compared to $6.35 million during 2004.
     Franklin has an agreement with the Student Loan Marketing Association to sell the student loans that it originates. Loans totaling $255,000 were sold under that agreement in 2005 at a profit of $3,900, compared to $720,000 of loans sold at a profit of $9,000 in 2004.
     The following table sets forth information concerning the composition of Franklin’s loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security before net items:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan
Loans secured by real estate:
Residential	$169,660	66.88%	$128,978	58.60%	$126,659	57.93%	$126,804	59.39%	$150,950	65.56%
Nonresidential	40,960	16.15	35,434	16.10	33,354	15.26	30,184	14.14	29,923	13.01
Construction	3,083	1.22	8,723	3.96	8,841	4.04	10,677	4.99	8,502	3.69
Consumer and other loans:
Commercial lines of credit	7,447	2.94	11,101	5.04	13,705	6.27	4,771	2.24	4,235	1.84
Consumer and other	24,729	9.75	22,493	10.22	21,173	9.68	19,003	8.90	15,398	6.68

	245,879	96.94	206,729	93.92	203,732	93.18	191,439	89.66	209,008	90.78

Mortgage-backed securities:
Held to maturity	680	0.26	1,159	0.53	1,957	0.90	4,351	2.04	7,423	3.22
Available for sale	7,093	2.80	12,229	5.55	12,950	5.92	17,716	8.30	13,818	6.00

	7,773	3.06	13,388	6.08	14,907	6.82	22,067	10.34	21,241	9.22

Total loans receivable (before net items)	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%	$213,506	100.00%	$230,249	100.00%

Type of rate
Fixed rate	$47,968	18.91%	$48,935	22.23%	$54,718	25.03%	$66,979	31.37%	$96,089	41.73%
Adjustable rate	205,684	81.09	171,182	77.77	163,921	74.97	146,527	68.63	134,160	58.27

Total loans receivable (before net items)	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%	$213,506	100.00%	$230,249	100.00%

Type of security
Residential:
Single-family	$153,838	60.64%	$127,659	58.00%	$122,037	55.82%	$128,840	60.34%	$149,267	64.83%
2-4 family	9,435	3.72	8,526	3.87	8,193	3.75	7,701	3.61	9,388	4.08
Multi-family	17,063	6.73	12,375	5.62	14,537	6.65	15,737	7.37	18,512	8.04
Nonresidential real estate	41,140	16.22	37,963	17.25	38,994	17.83	37,454	17.54	33,449	14.53
Commercial lines of credit	7,447	2.94	11,101	5.04	13,705	6.27	4,771	2.24	4,235	1.84
Student loans	660	0.26	391	0.18	554	0.25	507	0.24	960	0.41
Consumer and other loans:	24,069	9.49	22,102	10.04	20,619	9.43	18,496	8.66	14,438	6.27

Total loans receivable (before net items)	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%	$213,506	100.00%	$230,249	100.00%

     The following table presents a reconciliation of Franklin’s loans receivable and mortgage-backed securities after net items:

	At December 31,
	2005	2004	2003
	(In thousands)
Gross loans receivable and mortgage-backed securities (before net items)	$253,652	$220,117	$218,639

Less:
Loans in process	1,361	2,162	2,286
Deferred loan fees	182	189	141
Allowance for possible loan losses	1,277	1,430	1,369

Unrealized gain on available for sale mortgage-backed securities	(5)	(84)	(87)

Total	2,815	3,697	3,709

Loans receivable and mortgage-backed securities — net	$250,837	$216,420	$214,930

     The following schedule presents the contractual maturity of Franklin’s loan and mortgage-backed securities portfolio at December 31, 2005. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change.

	One- to four-family
	real estate		Other real estate		Mortgage-backed		Consumer and
	mortgage loans		mortgage loans		securities		other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		average		average		average		average
	Amount	rate	Amount	rate	Amount	rate	Amount	rate	Amount	rate
	(Dollars in thousands)
Due during years ending December 31:
2006	$31,167	5.54%	$22,588	6.92%	$7,059	4.13%	$29,780	7.02%	$90,594	6.26%
2007 and 2008	34,329	4.98	15,040	6.27	273	6.01	658	7.56	50,300	5.41
2009 and 2010	35,289	5.13	13,594	6.18	—	—	874	6.62	49,757	5.44
2011 to 2015	27,005	5.52	6,133	6.28	—	—	550	6.26	33,688	5.67
2016 to 2025	8,344	5.40	305	4.21	234	7.26	314	7.88	9,197	5.49
2026 and following	19,366	5.48	543	6.28	207	7.67	—	—	20,116	5.53

Total	$155,500	5.30%	$58,203	6.49%	$7,773	4.39%	32,176	7.02%	$253,652	5.77%

     As of December 31, 2005, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2006, consisted of $118.5 million of adjustable-rate loans and $44.6 million of fixed-rate loans.

     The following table shows the loan origination, purchase and sale activity, including mortgage-backed securities, of Franklin during the periods indicated:

	Year ended December 31,
	2005	2004	2003
Loans originated:
One- to four-family	$61,515	$35,637	$88,310
Multi-family	4,247	2,622	4,546
Nonresidential	8,851	7,255	7,636
Land	75	79	677
Consumer and other	17,942	22,646	32,798

Total loans originated	92,630	68,239	133,967
Mortgage-backed securities purchased	—	3,160	1,004
Loans purchased	7,103	125	—

Total loans originated and mortgage-backed securities and loans purchased	99,733	71,524	134,971

Loans sold:
One- to four-family	8,332	6,346	49,730
Other	477	2,028	1,415
Mortgage-backed securities sold	1,884	—	—
Principal reductions and payoffs	55,505	61,672	78,693

Increase in loans receivable	33,535	1,478	5,133
Decrease (increase) in net items	882	12	(247)

Net increase in loans receivable	$34,417	$1,490	$4,886

     In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2005, Franklin sold approximately $8.33 million in fixed-rate residential loans, an increase of 31.13% from 2004. At December 31, 2005, Franklin serviced $64.43 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2005 were $92.63 million, an increase of 35.74% from 2004 levels. This increase in loan originations is primarily the result of an increase in the number of outside loan originators and an increase in the number of loans obtained from loan brokers. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
     Loans are originated primarily in, and within 25 miles of, Hamilton County, Ohio and come from various sources, including walk-in and existing customers, customer referrals, loan solicitors employed by Franklin, real estate agents, loan brokers and builders. Loan applications are reviewed by salaried employees. The Chief Lending Officer may approve loans up to $750,000, and any individual to whom the Chief Lending Officer has delegated such authority, may approve real estate loans up to $350,000. The President has the authority to approve loans in amounts of up to $2.0 million. Other loans must be approved by the Board of Directors or its Executive Committee. Real estate pledged to secure a loan is appraised by a designated appraiser.
     All mortgage loans originated by Franklin contain a “due-on-sale” clause providing that Franklin may declare the unpaid principal balance due and payable upon the sale or other transfer of the mortgaged property. After taking other business factors into consideration, Franklin determines whether to enforce these due-on-sale clauses; however, Franklin generally enforces such clauses to the extent permitted by law.

     Federal Lending Limit. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower (the “Lending Limit”) to an amount equal to 15% of the association’s total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (“Lending Limit Capital”). A savings association may loan to one borrower an additional amount not to exceed 10% of the association’s Lending Limit Capital, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” The OTS, under certain circumstances, may permit case-by-case exceptions to the Lending Limit. In applying the Lending Limit, loans to certain related or affiliated borrowers are aggregated.
     Based on the 15% Lending Limit, Franklin was able to lend approximately $3.60 million to any individual borrower or group of borrowers at December 31, 2005. Franklin had no outstanding loans in excess of such limit at December 31, 2005.
     One- to Four-family Residential Real Estate Lending. The cornerstone of Franklin’s lending program has been the origination of loans secured by one- to four-family residences. At December 31, 2005, $163.27 million, or 64.36%, of Franklin’s real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in, or within 25 miles of, Hamilton County, Ohio.
     In order to reduce its exposure to changes in interest rates, Franklin has attempted to limit the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Annual Report. Adjustable-rate loans tend to decrease Franklin’s exposure to changes in interest rates, but also tends to decrease interest income because of the lower yields on adjustable-rate loans.
     Franklin currently offers one- to four-family residential ARMs with initial adjustment periods ranging from one to ten years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 2005, one- to four-family ARMs totaled $121.04 million.
     Franklin has originated a number of its ARMs with initial interest rates below those which would be indicated by reference to the repricing index and also some ARMs which require a monthly payment equal to the interest due (an “interest only” loan). Since the interest rate and payment amount on such loans may increase at the next repricing date, these loans were originally underwritten assuming that the maximum increase would be experienced at the first adjustment. Notwithstanding the assumptions made at origination, Franklin could still experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 2005, $1.24 million, or 1.02%, of Franklin’s one-to four-family ARMs were delinquent thirty days or more, a decrease of $1.0 million, or 44.64 % from 2004.
     When making a one- to four-family residential mortgage loan, Franklin evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Franklin generally makes adjustable-rate loans on one- to four-family residential property to be held in its portfolio in amounts of 85% or less of the appraised value. When loans are made in amounts that exceed 85% of the appraised value of the underlying real estate, Franklin’s policy is to require private mortgage insurance on a portion of the loan. Currently, Franklin does not originate loans that exceed 100% of the appraised value, or loans where the required monthly payment is less than the interest due.
     Multi-Family Residential and Nonresidential Real Estate Lending. As of December 31, 2005, approximately $58.20 million, or 22.95%, of Franklin’s total real estate loan and mortgage-backed securities portfolio consisted of loans secured by multi-family residential and nonresidential properties. Franklin’s multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties.
     While Franklin’s multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in five years or less. Loan fees on originated loans have generally been 1/2% to 1% of the original loan amount (plus expenses). At December 31, 2005, all of Franklin’s multi-family residential or nonresidential real estate loans were secured by properties located either within the State of Ohio or within 25 miles of Hamilton County.

     Properties securing multi-family residential and nonresidential real estate loans originated by Franklin are appraised at the time of the loan by appraisers designated by Franklin (or the lead lender in the case of a loan participation).
     Franklin currently invests in loans in amounts of 80% or less of the appraised value of the property securing the loan. In some cases, Franklin’s collateral includes junior liens on additional properties owned by the borrower. In underwriting multi-family residential and nonresidential real estate loans (or evaluating the purchase of a loan participation), Franklin considers, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and, if applicable, the past performance of the project.
     Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin’s multi-family residential and nonresidential real estate loans and participations at December 31, 2005, eight had a principal balance of more than $1.0 million and 31 others had principal balances in excess of $500,000. At December 31, 2005, Franklin had 25 borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $40.15 million. The largest amount outstanding to any of these borrowers or groups of borrowers was approximately $3.09 million.
     Multi-family residential and nonresidential real estate loans are generally made at higher rates and for shorter terms than one- to four-family residential mortgage loans. Multi-family residential and nonresidential real estate lending, however, entails additional credit risk as compared to one- to four-family residential mortgage lending, and the borrower typically depends upon income generated by the collateral real estate project to cover operating expenses and debt service. Therefore, the payment experience on loans secured by income producing properties typically is dependent on the successful operation of the related project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Finally, because of the complexity of many multi-family residential and nonresidential real estate projects, it may be difficult to accurately assess the value of the underlying projects. See “Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults.”
     Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2005, Franklin’s nonresidential mortgage loan portfolio was $41.14 million, or 174.63% of its total capital.
     Consumer and Other Lending. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. Franklin also offers variable rate secured commercial and home equity line of credit loans. At least 25% of the amount available under each commercial line of credit must be secured by marketable securities or a certificate of deposit at Franklin. The remaining amount available under each commercial line of credit is secured by a mortgage on any property purchased using the line of credit. Home equity lines of credit are secured by mortgages on real estate. At December 31, 2005, Franklin had $43.30 million of lines of credit, with total outstanding balances of $28.17 million, of which $7.45 million was for commercial lines of credit and $20.72 million for home equity lines of credit. Consumer and commercial loans generally involve a higher level of risk, carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2005, $32.18 million, or 12.69%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of consumer and other loans.
     Mortgage-Backed Securities and CMO’s. Franklin purchases mortgage-backed securities insured or guaranteed by government agencies when conditions favor such a portfolio investment. At December 31, 2005, mortgage-backed securities totaled approximately $6.28 million, or 2.48% of total loans and mortgage-backed securities, of which $680,000 were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, those mortgage-backed securities designated as being held to maturity are carried on Franklin’s balance sheet at cost. The market value of the $680,000 in mortgage-backed securities designated as being held to maturity as of December 31, 2005, was $705,000. The remaining $5.60 million in mortgage-backed securities held at December 31, 2005 was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin’s balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2005, the market value of the $5.60 million in mortgage-backed securities designated available for sale was $5.62 million.

     Most of the mortgage-backed securities held by Franklin are pass-through securities in the form of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) participation certificates. Mortgage-backed pass-through securities generally entitle Franklin to receive a portion of the cash flows from an identified pool of mortgages and give Franklin an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.
     Franklin also has $1.49 million in collateralized mortgage obligations (“CMOs”), which are secured by one- to four-family mortgage loans. Although it can be useful for hedging and investment, a CMO can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market for such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be “high-risk,” but Franklin has no CMOs in the “high-risk” category. Franklin’s CMOs are designated as available for sale and, in accordance with SFAS No. 115, are carried on its balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2005, the market value of the $1.49 million in CMOs designated available for sale was $1.48 million.
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
     At December 31, 2005, $714,000, or 9.19%, of Franklin’s CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin’s earnings, particularly in a rising interest rate environment. Conversely, fixed rate mortgage backed securities can positively impact Franklin’s earnings in a falling interest rate environment.
     At December 31, 2005, $7.06 million, or 90.81%, of Franklin’s mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, adjustable-rate securities have lower interest rate risk. In a period of declining interest rates, Franklin is subject to prepayment risk on its adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Annual Report.

     The following table sets forth certain information regarding Franklin’s investment in mortgage-backed securities and CMOs at the dates indicated:

	At December 31, 2005				At December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
	cost	Gains	losses	fair value	cost	gains	losses	fair value
				(In thousands)
Mortgaged-backed securities held to maturity:
FHLMC participation certificates	$256	$12	$—	$268	$405	$28	$—	$433
FNMA participation certificates	270	3	—	273	501	8	—	509
GNMA participation certificates	154	10	—	164	253	20	—	273

	$680	$25	$—	$705	$1,159	$56	$—	$1,215

Mortgage-backed securities available for sale:
FHLMC participation certificates	$116	$3	$—	$119	$153	$4	—	$157
FNMA participation certificates	671	13	—	684	808	16	—	824
GNMA participation certificates	4,818	9	11	4,816	9,608	46	$6	9,648
CMOs	1,488	—	9	1,479	1,660	24	—	1,684

	$7,093	$25	$20	$7,098	$12,229	$90	$6	$12,313

     The combined amortized cost of mortgage-backed and related securities and CMOs designated as held to maturity or available for sale at December 31, 2005 and 2004, by contractual terms to maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without penalty. Also, the timing of cash flows will be affected if Franklin sells securities designated as available for sale under certain economic conditions.

	Amortized cost at December 31,
	2005	2004
	(In thousands)
Due within one year	$—	$—
Due after one through three years	273	—
Due after three years through five years	—	536
Due after five years through ten years	—	—
Due after ten years through twenty years	2,577	2,729
Due after twenty years	4,923	10,123

	$7,773	$13,388

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
     Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as “substandard,” “doubtful” and “loss” assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses on assets classified “substandard” and “doubtful.” For the portion of assets classified as “loss”, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off the amount. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of an institution’s asset portfolio. At December 31, 2005, $4.72 million of Franklin’s loans and other assets were classified as “substandard” and $296,000 were classified as “loss.” No loans or assets were classified as “doubtful.” Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required by regulation to be designated “special mention” by management. Franklin designates as “special mention” loans where the borrower has filed bankruptcy, loans that are delinquent less than 90 days on which Franklin purchases hazard insurance because the borrower has allowed the insurance to lapse, loans with two or more delinquent real estate tax payments and loans past their maturity date, regardless of their delinquency status. At December 31, 2005, management had designated $3.94 million in loans and assets as “special mention.”

     The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
30-59 days	$576	$601	$700	$2,727	$2,929
60-89 days	298	467	627	892	1,752
90 days and over	4,232	3,118	3,648	2,284	759

Total	$5,106	$4,186	$4,975	$5,903	$5,440

     Under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan’s interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2005 and 2004, the recorded investment in loans for which impairment had been recognized was approximately $1.17 million and $1.25 million with related reserves of $174,000 and $534,000, respectively.
     The following table sets forth the amounts of Franklin’s non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more and repossessed assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one- to four-family residential mortgage loans, are placed on non-accrual status when uncollected interest becomes greater than 90 days past due. All consumer loans more than 90 days delinquent are charged against the allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets include assets acquired in settlement of loans. The loan amounts reported do not reflect any specific valuation allowances which have been established.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$870	$899	$1,264	$1,291	$210
Nonresidential real estate	1,592	325	312	—	—
Consumer and other	1,105	1,114	1,040	454	207

Total	3,567	2,338	2,616	1,745	417

Total as a percentage of total assets	1.20%	0.85%	0.96%	0.62%	0.15%

Accruing loans delinquent more than 90 days:
Residential real estate	395	827	680	524	384
Nonresidential real estate	244	—	—	—	30
Consumer and other	159		54	—	263

Total	798	82	734	524	677

Total as a percentage of total assets	0.27%	0.30%	0.27%	0.19%	0.24%

Repossessed assets:
Residential real estate	—	—	210	160	96
Nonresidential real estate	—	—	—	—	—

Total	—	—	210	160	96

Total as a percentage of total assets	—	—	0.07%	0.05%	0.03%

Total non-performing assets	$4,365	$3,165	$3,560	$2,429	$1,190

Total non-performing assets as a percentage of total assets	1.47%	1.15%	1.30%	0.86%	0.42%

Other loans of concern:
Residential real estate	$584	$1,002	$684	$2,565	$1,309
Nonresidential real estate	733	516	608	47	—
Consumer and other	104	33	162	40	—

Total	$1,421	$1,551	$1,454	$2,652	$1,309

Total as a percentage of total assets	0.48%	0.57%	0.53%	0.94%	0.47%

Unallocated allowance for loan losses	$830	$737	$827	$886	$830

Total allowance for loan losses and repossessed assets	$1,277	$1,430	$1,399	$1,203	$1,107

     For the year ended December 31, 2005, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms was $224,000. The amount which was included in interest income on such loans was $79,000 for the year ended December 31, 2005.
     As of December 31, 2005, except for other loans of concern discussed herein, there were no loans which are not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
     As of December 31, 2005, there were no concentrations of loans of any type which exceeded 10% of Franklin’s total loans that are not included as a loan category in the table above.
     Franklin’s non-accruing loans at December 31, 2005, consisted of six one- to four-family residential loans with an aggregate book value of $870,000, two commercial real estate loans with an aggregate book value of $924,000, one multi-family real estate loan with a book value of $668,000, six commercial lines of credit with an aggregate book value of $846,000, four home equity lines of credit with an aggregate book value of $151,000 and 34 other consumer loans with an aggregate book value of $108,000. At December 31, 2005, accruing loans delinquent more than 90 days consisted of five loans totaling $395,000 secured by one- to four-family residential real estate, one loan secured by multi-family real estate totaling $244,000, one commercial line of credit with an aggregate book value of $156,000 and two other consumer loans with an aggregate book value of $3,000. Other loans of concern at December 31, 2005, included six loans totaling $584,000 secured by one- to four-family residential real estate, one loan secured by commercial real estate totaling $733,000, two home equity lines of credit with an aggregate book value of $86,000 and three consumer loans totaling $18,000.
     Management’s policy is to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines losses are likely to be incurred on the underlying properties. In establishing loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin’s loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2005, Franklin had $1.28 million of allowances for loan losses, $447,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset Quality/Credit Risk, and — Results of Operations” in the Annual Report.
     The following table sets forth an analysis of Franklin’s allowance for loan losses and repossessed assets:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$1,430	$1,399	$1,203	$1,107	$1,060

Charge-offs:
One- to four-family	35	110	40	—	18
Multi-family	—	—	—	9	—
Nonresidential real estate	—	181	—	—	—
Consumer and other	553	97	—	—	—

Total charge-offs	588	388	40	9	18

Recoveries:
One- to four-family	—	2	—	—	—
Multi-family	—	—	—	—	—
Nonresidential real estate	8	—	—	—	—
Consumer and other	156	—	—	—	—

Total recoveries	164	2	—	—	—

Net charge-offs	424	386	40	9	18
Additions charged to operations	271	417	236	105	65

Balance at end of period	$1,277	$1,430	$1,399	$1,203	$1,107

Ratio of net charge-offs during the period to average loans outstanding during the period	0.190%	0.190%	0.021%	0.005%	0.009%

Ratio of net charge-offs during the period to average non-performing assets	11.26%	11.48%	1.34%	0.50%	1.63%

     The distribution of Franklin’s allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

	At December 31,
	2005		2004		2003		2002		2001
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
		category		category		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Loans:
One- to four-family	$69	64.36%	$44	61.87%	$89	59.57%	$89	63.95%	$79	68.91%
Multi-family	65	6.73	65	5.62	125	6.65	125	7.37	125	8.04
Nonresidential	—	16.22	—	17.25	—	17.83	—	17.54	—	14.53
Consumer and other	313	12.69	584	15.26	328	15.95	83	11.14	66	8.52
Unallocated	830	—	737	—	827	—	886	—	830	—

Total loans (1)	1,277	100.00%	1,430	100.00%	1,369	100.00%	1,183	100.00%	1,100	100.00%

Repossessed assets:	—
One- to four-family	—		—		30		20		7
Nonresidential	—		—		—		—		—

Total repossessed assets	—		—		30		20		7

Total allowances	$1,277		$1,430		$1,399		$1,203		$1,107

(1)	All allowances for loan losses are for specific loans, except for the unallocated category.

Investment Activities
     The Company invests primarily in United States Treasury and agency securities, bank certificates of deposit, obligations issued by states or municipalities and Federal Home Loan Bank (“FHLB”) overnight funds. The securities investments maintained by the Company reflect, for the most part, management’s primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces the Company’s vulnerability to changes in interest rates. See Note 2 of the Notes to the Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
     The OTS also requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and specifies factors that must be considered when evaluating whether the reporting of an institution’s investments is consistent with its intent and ability to hold such investments. Franklin believes that it currently holds and reports its securities in a manner consistent with the OTS requirements.
     The following table presents the amortized cost and market value of the Company’s investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

	December 31,
	2005		2004		2003
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(In thousands)
U.S. Government and agency obligations	$23,213	$22,800	$29,897	$29,759	$39,610	$39,316
Corporate debt securities	—	—	—	—	2,555	2,628
Obligations of states and municipalities	865	865	965	982	1,200	1,267

Total	$24,078	$23,665	$30,862	$30,741	$43,365	$43,211

     The composition and maturities of the investment securities portfolio are indicated in the following table:

	At December 31, 2005
	Less than	1 to 5	5 to 10	Over	Total investment
	1 year	years	years	10 years	securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Market
	cost	cost	cost	cost	cost	value
	(Dollars in thousands)
U.S. Government and agency obligations	$—	$4,999	$12,245	$5,969	$23,213	$22,800

Obligations of states and municipalities	50	715	100	—	865	865

Total investment securities	$50	$5,714	$12,345	$5,969	$24,078	$23,665

Weighted average yield(1)	4.00%	4.30%	4.15%	4.26%	4.21%

(1)	Yields reflected have not been computed on a tax equivalent basis.
Sources of Funds
     General. Deposit accounts have traditionally been the principal source of Franklin’s funds for use in lending, investment and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings and cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general market interest rates and the number of loans originated by Franklin that are eligible for sale. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity Risk” in the Annual Report.
     Deposits. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, jumbo certificates of deposit of $100,000 or more (“Jumbo CDs”) and individual retirement accounts and Keogh accounts.
     The principal types of savings accounts held by Franklin at December 31, 2005, and the applicable rates are summarized as follows:

	Average rate	Minimum deposit	Amount	Percentage of total deposits
	(In thousands)
Transaction accounts:

Passbook savings	0.74%	$100	$26,718	39.75%
NOW	0.38	100	20,570	30.61
Super NOW	0.49	2,500	1,486	2.21
Money market	1.69	2,500	18,435	27.43

Total transaction accounts			$67,209	100.00%

Certificates of deposit:

7-31 day	1.54	$500	$341	0.22%
91 day	2.05	500	198	0.13
Six months	3.10	500	6,448	4.24
One year	3.23	500	27,543	18.10
18 months	3.04	500	4,989	3.28
Two years	3.42	500	16,096	10.58
Three years	3.00	500	5,673	3.73
39 months	3.20	500	16,016	10.53
Five years	4.48	500	74,130	48.72
Jumbo certificates(1)	3.50	100,000	628	0.41
Other(1)	2.38	500	93	0.06

Total certificates			$152,155	100.00%

(1)	Maturities vary.
     All accounts earn interest from the date of deposit to the date of withdrawal. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer’s discretion. At December 31, 2005, interest rates paid on transaction accounts were 0.74% per annum for passbook savings accounts, 0.49% per annum for regular NOW and Super NOW accounts. The rates paid on money market accounts vary depending on the balance in the account and ranged from 0.49% to 2.96% at December 31, 2005.
     Early withdrawals from certificates of deposit are subject to a penalty of three month’s simple interest when the original term is from 90 days to one year, six month’s simple interest when the original term is one year to three years, and one year’s simple interest when the original term is more than three years.
     The following table sets forth information relating to Franklin’s savings account flows during the periods shown and total savings at the end of the periods shown:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Opening balance	$219,704	$221,666	$219,084
Deposits	377,703	376,252	474,019
Withdrawals	(383,310)	(383,662)	(477,501)
Interest credited	5,267	5,448	6,064

Ending balance	$219,364	$219,704	$221,666

     The following table sets forth, as of December 31, 2005, the amounts of certificates of deposit maturing during the years indicated:

	Amounts maturing in the year
	ending December 31,
				2009 and
	2006	2007	2008	thereafter
	(In thousands)
2.00% and less	$2,070	$—	$—	$76
2.01% — 3.00%	21,920	6,116	41	34
3.01% — 4.00%	24,072	9,270	10,289	7,663
4.01% — 5.00%	4,782	12,931	2,850	42,411
5.01% — 6.00%	4,995	288	—	4
6.01% — 7.00%	2,214	—	129	—

Total	$60,053	$28,605	$13,309	$50,188

     The following table sets forth Franklin’s savings flows by type of account, including interest credited, during the periods indicated:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Change in deposit balances:
Passbook savings	$(2,173)	$(1,359)	$478
NOW accounts	(855)	809	(1,490)
Money market accounts	(7,817)	(5,996)	5,819
Certificates:
7-31 day	(226)	109	88
91 day	(114)	(341)	421
6 months	(2,329)	(1,291)	1,424
One year	13,436	(1,289)	(1,928)
18 months	(1,232)	(2,787)	(2,387)
Two years	1,104	2,328	2,968
Three years	(2,762)	(2,607)	(7,311)
Thirty-nine months	(1,686)	1,115	(3,171)
Five years	5,710	9,921	8,331
Jumbo certificates	(1,398)	(577)	(660)
Other	2	3	—

Total increase (decrease)	$(340)	$(1,962)	$2,582

     The following table indicates the amount of Franklin’s certificates of deposit by time remaining until maturity as of December 31, 2005:

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$15,754	$13,031	$19,317	$67,719	$115,820
Certificates of deposit of $100,000 or more	4,692	2,899	4,360	24,383	36,335

Total certificates of deposit	$20,446	$15,930	$23,677	$92,102	$152,155

     Franklin’s ability to attract and maintain deposits, and the cost and term of repricing of its funds, have been, and will continue to be, significantly affected by overall market conditions. Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds, to respond with flexibility (by paying rates of interest more closely approximating market interest rates) and to reduce, although not eliminate, the flow of funds into alternative investment vehicles such as government and corporate securities.
     Borrowings. FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB. Franklin is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4.53 million at December 31, 2005.
     As a member, Franklin is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own range of maturities and interest rates, which may be fixed or variable. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin’s FHLB advances outstanding at December 31, 2005, were $48.86 million.
     Other borrowings consist of a $1.50 million line of credit from a commercial bank on which the Company had borrowed $1.15 million at December 31, 2005.
     The following table shows the borrowings outstanding as of December 31, 2005, by interest rate and maturity date:

	Average
Maturing during	interest rate	Outstanding balance
		(In thousands)
2006	4.33%	$11,000
2007	6.75	1,150
2008	4.99	7,923
2009	4.83	14,502
2010	5.69	14,248
2011-2015	1.50	982
Thereafter	1.38	206

Total	4.96%	$50,011

     The following table sets forth the maximum amount of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum amount of borrowings outstanding	$15,104	$4,588	$13,239
Total average amount of borrowings outstanding	4,955	3,483	8,276
Weighted average interest cost of borrowings outstanding	4.97%	5.38%	5.99%
Subsidiary Activities of Franklin
     Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at the time. Madison’s assets consist solely of cash and interest-earning deposits. Madison’s only source of income is the interest earned on these deposits. As of December 31, 2005, Franklin’s investment in Madison was $110,000.
     During the second quarter of 2005, Intrieve, Incorporated (“Intrieve”), Franklin’s data processor, was acquired by Harland Financial Solutions, Inc., a wholly owned subsidiary of the John H. Harland Company. Madison and Franklin each had investments in Intrieve and recognized a combined before tax profit of approximately $648,000 in the transaction.
     Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin’s investment in Madison at December 31, 2005, did not exceed these limits.
Subsidiary Activities of the Company
     In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation (“Direct Teller”) which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution’s computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in DirectTeller, and its investment in DirectTeller at December 31, 2005, was $50,000.
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

Employees
     At December 31, 2005, Franklin had 48 full-time and 16 part-time employees.
Regulation
     General. As a savings and loan association chartered under the laws of Ohio, Franklin is subject to regulation, examination and oversight by the Division. Because Franklin’s deposits are insured by the FDIC, Franklin also is subject to regulation and examination by the OTS and to regulatory oversight by the FDIC. Franklin must file periodic reports with the Division and the OTS concerning its activities and financial condition. Examinations are conducted periodically by regulators to determine whether Franklin is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Franklin is also subject to certain regulations issued by the FRB. Franklin is a member of the FHLB of Cincinnati.
     The Company is a Delaware corporation and is subject to regulation, examination and oversight by the OTS as the holding company of Franklin.
     Ohio Regulation. The Division is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with Ohio law and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See “Federal Deposit Insurance Corporation.” The Division also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio associations. In certain circumstances, the Division may place an Ohio association in conservatorship or receivership.
     Office of Thrift Supervision. The OTS is an office of the United States Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other FDIC insured savings associations. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. In certain circumstances, the OTS may appoint a conservator or receiver for a savings association.
     Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit an association’s ability to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Franklin has received a community reinvestment examination rating of “Satisfactory”.
     OTS Regulatory Capital Requirements. Franklin is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles plus the unrealized loss on available-for-sale securities) of 4.0% of adjusted total assets, except for those institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $981,000) of 8% of risk-weighted assets. Franklin’s current core capital level is 7.82% of adjusted total assets

     The following table sets forth the amount and percentage level of Franklin’s regulatory capital at December 31, 2005, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	At December 31, 2005
	Amount	Percent
	(In thousands)
Tangible capital	$22,986	7.82%
Requirement	4,412	1.50

Excess	$18,574	6.32%

Core capital	$22,986	7.82%
Requirement	11,747	4.00

Excess	$11,239	3.82%

Total capital	$23,967	12.39%
Risk-based requirement	15,472	8.00

Excess	$8,495	4.39%

     Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association’s total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.
     Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender (“QTL”). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTIs”). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, consumer, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”). In order for an institution to meet the definition of a “domestic building and loan association” under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2005, Franklin qualified as a QTL.
     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association’s Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31,2005.

     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve Board’s Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. Generally, Sections 23A and 23B and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, acceptance of a security issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B and Regulation W, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Franklin was in compliance with these requirements and restrictions at December 31, 2005.
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
     An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. During 2005, Franklin paid dividends of $750,000 to the Company.
     Holding Company Regulation. The Company is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (the “HOLA”). As such, the Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.
     There are generally no restrictions on the activities of unitary savings and loan holding companies. The broad latitude to engage in activities can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. If the savings association subsidiary of a unitary holding company fails to meet one of the QTL tests, then the holding company would become subject to the activities restrictions applicable to multiple savings and loan holding companies. At December 31, 2005, Franklin qualified as a QTL.
     Without prior approval of the OTS, the HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or a person owning or controlling by proxy or otherwise more than 25% of such company’s stock may acquire control of any other savings and loan holding company or of any savings institution, other than a subsidiary institution.
     If the Company were to acquire control of another savings institution, other than through a merger or other business combination with Franklin, the Company would become a multiple savings and loan holding company. The activities of the Company and its subsidiaries (other than Franklin or other subsidiary savings associations) would thereafter be subject to activity restrictions.
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
     Pursuant to federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Franklin or the Company without 60 days prior notice to the OTS. “Control” is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed “control” if certain factors are present. If the acquisition of control is by a company, the acquiror would be a savings and loan holding company and must obtain approval, rather than give notice, of the acquisition.
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
     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. Franklin’s deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Franklin, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.
     The FDIC is required to maintain designated levels of reserves. The FDIC may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease rates if the target level has been met. The FDIC has established a risk-based assessment system for its members. Under this system, assessments vary based on the risk the institution poses to the deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.
     In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), which provide for the Bank Insurance Fund (“BIF”) and the SAIF to be merged into a new Deposit Insurance Fund (“DIF”). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following: (i) increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000; (ii) adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011; (iii) providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits); (iv) allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996; (v) establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ration reaches certain levels; and (vi) revising the rules and procedures for risk-based premium assessments.
     The FDIC is required to adopt rules implementing the various provisions of the Deposit Insurance Reform Acts. The BIF and the SAIF are required to be merged into the DIF by July 1, 2006, while most of the other provisions are required to be implemented by November 5, 2006. The Company is not yet able to determine the effect the Deposit Insurance Reform Acts will have on the Company.
     FRB Reserve Requirements. FRB regulations currently require that Franklin maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.6 million (subject to an exemption of up to $7.0 million), and of 10% of net transaction accounts in excess of $47.6 million. At December 31, 2005, Franklin was in compliance with these reserve requirements.

     Federal Taxation. The Company and Franklin are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Company and Franklin may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on “alternative minimum taxable income” (which is the sum of a corporation’s regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation’s “adjusted current earnings” exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Certain “small corporations” are exempt from the alternative minimum tax; however, neither the Company nor Franklin qualifies as a small corporation exempt from the alternative minimum tax.
     Certain thrift institutions, such as Franklin, are allowed deductions for bad debts under a method more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using the “experience” method that is also available to small banks. Under the experience method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. Thrift institutions that are treated as large banks are required to use only the specific charge off method.
     A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the “applicable excess reserves” of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year commencing after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the “pre-1988 reserves”). In the case of a thrift institution that is treated as a small bank, like Franklin, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift’s reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.
     The balance of the pre-1988 reserves is subject to the provisions of Code Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2005, Franklin’s pre-1988 reserves for tax purposes totaled approximately $2.66 million. Franklin believes it had approximately $13.40 million of accumulated earnings and profits for tax purposes as of December 31, 2005, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.
     The tax returns of Franklin have been audited or closed without audit through 2001. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Franklin.

     Ohio Taxation. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.3% for 2005.
     In 2005, the Ohio implemented a Commercial Activity Tax (“CAT”) which is assessed on gross receipts in excess of $150,000. The gross receipts of financial institutions and their holding companies are exempt from the CAT. Madison and DirectTeller would be subject to the CAT if their gross receipts exceed $150,000 in any tax year.
     Delaware Taxation. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.
Item 2. Description of Property.
     The following table sets forth certain information at December 31, 2005, regarding the properties on which the offices of the Company and Franklin are located:

		Lease	Year	Gross square
Location	Owned or leased	expiration date	facility opened	footage
Corporate Office:

4750 Ashwood Drive	Owned	N/A	1996	19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:

2000 Madison Road	Owned	N/A	1981	2,991
Cincinnati, Ohio 45208

1100 West Kemper Road	Leased	6/09	1984	4,080
Cincinnati, Ohio 45240

7615 Reading Road	Leased	2/14	1971	2,400
Cincinnati, Ohio 45237

11186 Reading Road	Owned	N/A	1974	1,800
Cincinnati, Ohio 45241

5015 Delhi Pike	Owned	4/10	1976	1,675
Cincinnati, Ohio 45238	(Land is leased)

7944 Beechmont Avenue	Leased	7/10	2001	1,826
Cincinnati, Ohio 45255

5791 Glenway Avenue	Owned	6/12	2003	2,478
Cincinnati, Ohio 45238	(Land is leased)
     During 2003, Franklin renovated its office located at 7615 Reading Road, in the Valley Shopping Center, adding an ATM and drive-thru windows. In the spring of 2004 Franklin made minor interior cosmetic changes and installed an ATM at the office located at 1100 West Kemper Road and, during 2005, renovated its branch at 5015 Delhi Pike in Cincinnati. As of the end of 2005, all offices have been renovated.
     There are no mortgages or liens on any of the office locations owned by the Company or Franklin. The Company believes all office locations are adequately covered by insurance and are in good physical condition. At December 31, 2005, the Company’s office premises and equipment had a net book value of $4.31 million. For additional information regarding the Company’s office premises and equipment, see Notes 6 and 15 of Notes to Consolidated Financial Statements in the Annual Report.

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
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
     During the quarter ended December 31, 2005, the Company issued a total of 300 unregistered shares of its common stock upon the exercise of employee and director stock options for an aggregate purchase price of $2,325. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     The information contained in of the Annual Report under the caption “CORPORATE INFORMATION - Market Information; and — Dividends” is incorporated herein by reference.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
     The information contained in of the Annual Report under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.
Item 7. Financial Statements.
     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Clark, Schaefer, Hackett & Co. dated February 2, 2006, contained in the Annual Report are incorporated herein by reference.
Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 8A. Controls and Procedures.
     The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 8B. Other Information.
     Not applicable.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
     The information contained in the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of First Franklin Corporation, to be filed no later than 120 days after the end of the fiscal year (the “Proxy Statement”), under the captions “PROPOSAL ONE – ELECTION OF DIRECTORS,” “BOARD AND COMMITTEE INFORMATION — Meetings of the Board of Directors and Committees of the Company,” “EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.

     The Company has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the Company’s Code of Ethics may be obtained, free of charge, upon written request to Daniel T. Voelpel, Chief Financial Officer, First Franklin Corporation, 4750 Ashwood Drive, Cincinnati, Ohio 45241.
Item 10. Executive Compensation.
     The information contained in the Proxy Statement under the captions “EXECUTIVE OFFICERS - Executive Compensation; — Stock Option Information; and — Employment Contracts” and “BOARD AND COMMITTEE INFORMATION — Compensation of the Board of Directors” is incorporated herein by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the Proxy Statement under the captions “OWNERSHIP OF COMPANY STOCK” is incorporated herein by reference.
     The Company maintains the First Franklin Corporation 1997 Stock Option and Incentive Plan and the First Franklin Corporation 2002 Stock Option and Incentive Plan under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The plans were approved at the 1997 and 2002 Annual Meetings of Stockholders.
     At December 31, 2005, all outstanding stock options were exercisable. Effective December 15, 2005, the vesting of all unvested stock options was accelerated in anticipation of the effectiveness of Statement of Financial Accounting Standards No. 123R, “Share Based Payment.” The vesting of the options was accelerated to avoid future expenses associated with unvested stock options granted prior to the effective date of the new standard.
     The following table shows, as of December 31, 2005, the number of shares of common stock issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average exercise	equity compensation plans
	issued upon exercise of	price of	(excluding securities
Plan category	outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	249,080	$14.50	36,672

Equity compensation plans not approved by security holders	—	—	—

Total	249,080	$14.50	36,672

Item 12. Certain Relationships and Related Transactions.
     The information contained in the Proxy Statement under the caption “EXECUTIVE OFFICERS — Transactions with and Indebtedness of Directors and Management,” is incorporated herein by reference.

PART IV
Item 13. Exhibits.

Exhibit No.	Description
3(a)	Certificate of Incorporation of First Franklin Corporation

3(b)	Amended and Restated Bylaws of First Franklin Corporation

10(a)	First Franklin Corporation 1997 Stock Option and Incentive Plan

10(b)	First Franklin Corporation 2002 Stock Option and Incentive Plan

10(c)	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000

10(d)	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated January 31, 2006

10(e)	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 7, 2003

10(f)	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated January 31, 2006

10(g)	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 7, 2003

10(h)	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated January 31, 2006

10(i)	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004

10(j)	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated January 31, 2006

10(k)	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004

10(l)	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated January 31, 2006

10(m)	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005

10(n)	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated January 31, 2006

13	Portions of the Registrant's 2005 Annual Report to Stockholders

20	Portions of the Proxy Statement for Registrant's 2006 Annual Meeting of Stockholders

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certification of Chief Executive Officer

31(b)	Section 302 Certification of Chief Financial Officer

32(a)	Section 906 Certification of Chief Executive Officer

32(b)	Section 906 Certification of Chief Financial Officer
Item 14. Principal Accountant Fees and Services
     The information contained in the Proxy Statement under the caption “PROPOSAL TWO – RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit and Non Audit Fees” is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FRANKLIN CORPORATION

By:	/s/ Thomas H. Siemers
Thomas H. Siemers
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2006
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas H. Siemers	By:	/s/ Daniel T. Voelpel
	Thomas H. Siemers		Daniel T. Voelpel
	President, Chief Executive Officer and a Director		Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 29, 2006		Date: March 29, 2006

By:	/s/ Richard H. Finan	By:	/s/ Mary W. Sullivan
	Richard H. Finan		Mary W. Sullivan
	Director		Director

Date: March 29, 2006		Date: March 29, 2006

By:	/s/ John L. Nolting	By:	/s/ John J. Kuntz
	John L. Nolting		John J. Kuntz
	Director		Director

Date: March 29, 2006		Date: March 29, 2006

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

3(a)	Certificate of Incorporation	Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997 (SEC File No. 000-16362)(the “1996 Form 10-KSB”)

3(b)	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K for the event on June 27, 2005, filed with the Securities and Exchange Commission on July 1, 2005 (SEC File No. 000-16362)

10(a)	First Franklin Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10(c) to the 1996 Form 10-KSB

10(b)	First Franklin Corporation 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 22, 2002 (SEC File No. 000-16362)

10(c)	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000	Incorporated by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003 (SEC File No. 000-16362)

10(d)	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated January 31, 2006	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event on January 31, 2006, filed with the Securities and Exchange Commission on February 1, 2006 (SEC File No. 000-16362)(the “February 1, 2006 Form 8-K”)

10(e)	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 7, 2003	Incorporated by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004 (SEC File No. 000-16362)(the “2003 Form 10-KSB”)

10(f)	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated January 31, 2006	Incorporated by reference to Exhibit 10.2 to the February 1, 2006 Form 8-K

10(g)	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 7, 2003	Incorporated by reference to Exhibit 10(e) to the 2003 Form 10-KSB

10(h)	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated January 31, 2006	Incorporated by reference to Exhibit 10.3 to the February 1, 2006 Form 8-K

10(i)	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004	Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005 (SEC File No. 000-16362) (the “2004 Form 10-KSB”)

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

10(j)	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated January 31, 2006	Incorporated by reference to Exhibit 10.4 to the February 1, 2006 Form 8-K

10(k)	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004	Incorporated by reference to Exhibit 10(g) to the 2004 Form 10-KSB

10(l)	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated January 31, 2006	Incorporated by reference to Exhibit 10.5 to the February 1, 2006 Form 8-K

10(m)	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005	Incorporated by reference to Exhibit 10(h) to the 2004 Form 10-KSB

10(n)	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated January 31, 2006	Incorporated by reference to Exhibit 10.6 to the February 1, 2006 Form 8-K

13	Portions of the 2006 Annual Report to Stockholders	Filed herewith

20	Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders	Incorporated by reference to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed by the Registrant no later than 120 days after the end of the fiscal year (SEC File No. 000-16362)

21	Subsidiaries of First Franklin Corporation	Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 (SEC File No. 000-16362)

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31(a)	Section 302 Certification of Chief Executive Officer	Filed herewith

31(b)	Section 302 Certification of Chief Financial Officer	Filed herewith

32(a)	Section 906 Certification of Chief Executive Officer	Filed herewith

32(b)	Section 906 Certification of Chief Financial Officer	Filed herewith