Form 10QSB
period 2006-03-31
FIRST FRANKLIN CORP
filed 2006-05-12
CIK 742161

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 0-16362
FIRST FRANKLIN CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	31-1221029

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4750 Ashwood Drive Cincinnati, Ohio 45241

(Address of principal executive offices)

(513) 469-5352

(Issuer’s Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only to Corporate Issuers
As of May 12, 2006 there were issued and outstanding 1,685,785 shares of the Registrant’s Common Stock.
Transitional Small Business Disclosure Format (check one):
      Yes ☐ No ☑

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
INDEX

		Page
		No.
Part I Financial Information

Item 1.	Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Income and Retained Earnings — Three Month Periods ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows — Three Month Periods ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	7

Item 3.	Controls and Procedures	13

Part II	Other Information	14

Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
ASSETS

	March 31, 2006	Dec. 31, 2005
	(Unaudited)
Cash, including certificates of deposit and other interest-earning deposits of $100 at 03/31/06 and $100 at 12/31/05	$1,609	$5,116
Investment securities:
Securities available-for-sale, at market value (amortized cost of $24,079 at 03/31/06 and $24,078 at 12/31/05)	23,577	23,665
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $6,575 at 03/31/06 and $7,093 at 12/31/05)	6,576	7,098
Securities held-to-maturity, at amortized cost (market value of $637 at 03/31/06 and $705 at 12/31/05)	619	680
Loans receivable, net	251,644	243,059
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,592	4,528
Real estate owned, net	274	—
Accrued interest receivable	1,184	1,020
Property and equipment, net	4,269	4,314
Bank owned life insurance	3,196	3,165
Other assets	4,389	4,037

Total assets	$301,929	$296,682

LIABILITIES

Deposits	$226,422	$219,364
Borrowings	48,580	50,011
Advances by borrowers for taxes and insurance	1,051	1,622
Other liabilities	519	659

Total liabilities	276,572	271,656

Minority interest in consolidated subsidiary	459	452

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 03/31/06 and 12/31/05	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 325,137 shares at 03/31/06 and 354,537 shares at 12/31/05	(3,176)	(3,536)
Retained earnings, substantially restricted	22,215	22,177
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(173) at 03/31/06 and $(139) at 12/31/05	(343)	(269)

Total stockholders’ equity	24,898	24,574

	$301,929	$296,682

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the three months ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,580	$2,953
Mortgage-backed securities	82	117
Investments	322	350

	3,984	3,420

Interest expense:
Deposits	1,728	1,499
Borrowings	625	363

	2,353	1,862

Net interest income	1,631	1,558
Provision for loan losses	50	44

Net interest income after provision for loan losses	1,581	1,514

Noninterest income:
Gain on loans sold	11	6
Gain on sale of investments	—	37
Service fees on NOW accounts	136	82
Other income	128	117

	275	242

Noninterest expense:
Salaries and employee benefits	705	684
Occupancy	252	236
Federal deposit insurance premiums	7	8
Advertising	77	63
Service bureau	108	89
Other	440	450

	1,589	1,530

Income before federal income taxes	267	226

Provision for federal income taxes	78	65

Net income	$189	$161

Retained Earning-Beginning of period	$22,177	$21,484
Net Income	189	161
Less: Dividends declared	(151)	(132)

Retained Earnings-end of period	$22,215	$21,513

Net income per common share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.09
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$189	$161
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	50	44
Gain on sale of investments	—	(37)
Depreciation and amortization	99	60
FHLB stock dividends	(64)	(48)
Bank Owned Life Insurance	(31)	(30)
Increase in accrued interest receivable	(164)	(48)
Decrease (increase) in other assets	(352)	73
Decrease in other liabilities	(140)	(431)
Other, net	(264)	117
Proceeds from sale of loans originated for sale	1,484	814
Disbursements on loans originated for sale	(1,310)	(814)

Net cash used by operating activities	(503)	(139)

Cash flows from investing activities:
Loan principal reductions	13,579	13,113
Disbursements on mortgage and other loans originated for investment	(22,389)	(16,031)
Repayments on mortgage-backed securities	578	902
Loans purchased	—	(2,405)
Proceeds from sale of student loans	5	86
Proceeds from sale of or maturities of investment securities:
Available-for-sale	—	8,825
Capital expenditures	(42)	(30)

Net cash provided (used) by investing activities	(8,269)	4,460

Cash flows from financing activities:
Net change in deposits	7,058	(183)
Net change in borrowed money	(1,431)	(179)
Decrease in advances by borrowers for taxes and insurance	(571)	(570)
Issuance of treasury stock	360	6
Payment of dividends	(151)	(132)

Net cash provided (used) by financing activities	5,265	(1,058)

Net increase (decrease) in cash	(3,507)	3,263

Cash at beginning of year	5,116	10,083

Cash at end of year	$1,609	$13,346

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS No. 123R establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R requires that the cost resulting from all share based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method and recorded as compensation expense in the financial statements for newly granted options and unvested options granted prior to the effective date of the statement. The statement replaces FASB No. 123 and supersedes Accounting Principles Board No. 25. The statement is effective for non-accelerated filers for periods beginning after December 15, 2005 with early application allowed. The Board of Directors in December 2005 accelerated the vesting of all outstanding stock options. Such acceleration of vesting was done to avoid the impact of SFAS No. 123R on options granted prior to the effective date of the statement.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes and to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. Retroactive application is defined as the application of the accounting change to prior accounting periods as if the principle had always been utilized. Restatement is also defined as the revising of a previously issued financial statement to reflect the correction of an error. The statement applies to periods beginning after December 15, 2005 with early application allowed. Management does not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specific situations, which includes the transfer of financial assets that meet the requirements of sale accounting. It also requires that separately recognized servicing assets and liabilities be initially valued at fair value, if practical, and permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods of the each class of servicing assets or liabilities for reporting in the entity’s financial statement. It also requires separate presentation of serving assets and servicing liabilities in the financial statements. The effective date of the pronouncement is for fiscal periods that begin after September 15, 2006 with earlier adoption allowed provided the entity has not yet issued financial statements, including interim financial statements. Management is currently assessing the impact of pronouncement on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operations
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
GENERAL
First Franklin Corporation (“First Franklin” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company acquired all of the common stock issued in connection with the conversion of The Franklin Savings and Loan Company (“Franklin”) from the mutual to stock form of ownership, which was completed on January 25, 1988.
First Franklin’s mission is to provide high quality, cost effective financial products and services which accrue to the benefit of its customers, employees, shareholders, and the communities it serves, by adhering to the following values:
1. Exceed customers’ expectations regarding service and products.
2. Achieve success through our employees’ efforts.
3. Shareholder satisfaction will enable us to continue serving our customers.
4. Support the communities we serve.
5. Combine business success with integrity.
The Company’s operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to maximizing shareholder value by structuring and delivering quality services that attract customers and satisfy both their needs and preferences. Management’s goal is to maintain profitability and a strong capital position by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and (vi) maintaining asset quality.
As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision (“OTS”), although the Company’s activities are not limited by the OTS as long as certain conditions are met. The Company’s assets consist of cash, interest-earning deposits, the building in which the Company’s corporate offices are located and investments in Franklin, DirectTeller Systems Inc. (“DirectTeller”) and Financial Institutions Partners lll, L.P. (“FIP lll”).
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
Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at that time. At the present time, Madison’s assets consist solely of cash and interest-earning deposits. Its only source of income is the interest earned on these deposits. Madison has received approval from applicable regulatory authorities to take title to, and dispose of, foreclosed real estate acquired by Franklin.
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. DirectTeller has completed development of a Customer Relationship Management (CRM) system which is designed to be integrated with a “Voice over Internet Protocol (VOIP)” telephone system. Franklin upgraded to the state-of-the-art VOIP telephone system and is using the CRM program.
FIP lll is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company has invested $1.5 million in the partnership. At December 31, 2005, the Company’s pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.70 million. There is not a readily determinable market for First Franklin’s ownership interest in this partnership and is reported at cost in the financial statements. In February 2006, the limited partners agreed to modify the partnership agreement to allow new partners to join the partnership and permit semiannual withdrawals of capital, up to and including the entire amount of a limited partner’s capital. The Company has requested that 50% of its capital account, approximately $1.35 million, be liquidated on June 30, 2006. The majority of the proceeds will be used to repay the $1.15 million outstanding on its existing line of credit. This will result in a before tax profit of approximately $600,000.
In September 2004, management and the Board of Directors reviewed the Company’s strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives are being pursued through commercial loan growth, enhancing the core products and services Franklin offers and the use of technology to improve efficiency and customer service. In that regard, the Company has hired new commercial and consumer loan officers, began offering an overdraft protection program to its checking customers, signed an agreement to allow its customers access to the ATMs of a regional commercial bank without being surcharged, established a computer training center at the Corporate Office and implemented a computer training program, redesigned its website so it is more user friendly, and developed an internet based inquiry program that allows its customers to access information about their accounts online. Management and the Board of Directors will meet again in September 2006 to review the progress being made and establish new strategic initiatives, if necessary.
Statements included in this document which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results. Factors that could cause financial performance to differ materially from that expressed in any forward-looking statement include, but are not limited to, credit risk, interest rate risk, competition, changes in the regulatory environment and changes in general business and economic trends.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets increased $5.25 million (1.8%) from $296.68 million at December 31, 2005 to $301.93 million at March 31, 2006. During the first quarter of 2006, mortgage-backed securities decreased $583,000, cash and investments decreased $3.60 million, loans receivable increased $8.59 million, borrowings decreased $1.43 million and deposits increased $7.06 million.
Loan disbursements of $23.70 million occurred during the current quarter compared to loan disbursements and purchases of $19.26 million during the three months ended March 31, 2005. Mortgage and student loans sales of $1.49 million occurred during the current three-month period. At March 31, 2006, commitments to originate mortgage loans were $3.87 million, $1.05 million of undisbursed loan funds were being held on various construction loans, and undisbursed consumer and commercial lines of credit were $15.76 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets decreased $3.60 million during the three months ended March 31, 2006 to $25.19 million. This decrease reflects loan and mortgage-backed securities repayments of $14.16 million, loan sales of $1.49 and deposit growth of $7.06 million less loan disbursements of $23.70 million and repayment of borrowings of $1.43 million. At March 31, 2006, liquid assets were 8.34% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2006. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$24,079	$9	$511	$23,577
Mortgage-backed securities	6,575	21	20	6,576
Held-to-maturity
Mortgage-backed securities	619	18	0	637

	$31,273	$48	$531	$30,790
Management has the intent to hold these securities for the foreseeable future and the decline in market value is due to an increase in market interest rates. The fair values are expected to recover as securities approach their maturity dates.
At March 31, 2006, deposits were $226.42 million compared to $219.36 million at December 31, 2005, an increase of $7.06 million. Due to the rising interest rate environment during the current quarter, consumers moved funds from core deposit accounts to higher yielding certificates of deposit. As a result, core deposits decreased $4.95 million and certificates increased $12.01 million. Interest of $1.52 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits increased $5.54 million during the three-month period ended March 31, 2006.
At March 31, 2006, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $47.43 million at an average cost of 5.04% and the Company had a credit line of $1.50 million on which $1.15 million is outstanding. During the next twelve months, required principal reduction on these borrowings will be $14.64 million. As discussed above, the Company intends to repay the $1.15 million currently outstanding on the credit line, during the third quarter, with the funds received from the redemption of part of its FIP III investment.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of December 31, 2005, Franklin’s assets repriced or matured more rapidly than its liabilities and it was rated in the most favorable interest rate risk category under OTS guidelines.
At March 31, 2006, $5.14 million of assets were classified substandard, no assets were classified doubtful, $296,000 were classified loss and $2.41 million were designated by management as special mention compared to $4.72 million as substandard, $296,000 as loss and $3.94 million designated as special mention at December 31, 2005. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $3.89 million at March 31, 2006 and $4.06 million at December 31, 2005. At March 31, 2006, the recorded investment in loans for which impairment has been recognized was approximately $1.11 million with related reserves of $149,000.
The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2006.

(Dollars in thousands)
Balance at beginning of period	$1,277
Charge offs	0
Additions charged to operations	50
Recoveries	2

Balance at end of period	$1,329

(Dollars in thousands)
Balance at beginning of period	$1,430
Charge offs	0
Additions charged to operations	44
Recoveries	8

Balance at end of period	$1,482
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At March 31, 2006, net worth was $24.90 million, which is 8.25% of assets. At the same date, book value per share was $14.77, compared to $14.84 per share at December 31, 2005.
The following table summarizes, as of March 31, 2006, Franklin’s regulatory capital position.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Core	$23,012	$11,994	$11,018	7.67%	4.00%	3.67%
Risk-based	24,045	15,793	8,252	12.18%	8.00%	4.18%
COMPREHENSIVE INCOME
Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was $116,000 and $(146,000), respectively. The difference between net income and comprehensive income (loss) consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
Net income was $189,000 ($0.11 per basic share) for the current quarter compared to $161,000 ($0.10 per basic share) for the quarter ended March 31, 2005. The increase in net income during the current three month period, when compared to the same period in 2005, reflects increases of $73,000 in net interest income and $33,000 in noninterest income, which were partially offset by an increase of $59,000 in noninterest expense and $13,000 in the provision for federal income taxes.
Net interest income, before provisions for loan losses, was $1.63 million for the current quarter compared to $1.56 million for the first quarter of 2005. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the three month periods ended March 31,
	2006 vs 2005
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$583	$44	$627
Mortgage-backed securities	(71)	36	(35)
Investments	(60)	16	(44)
FHLB stock	3	13	16

Total interest-earning assets	$455	$109	$564

Interest expense attributable to:
Demand deposits	($29)	($2)	($31)
Savings accounts	(5)	9	4
Certificates	201	55	256
FHLB advances	276	(14)	262

Total interest-bearing liabilities	$443	$48	$491

Increase in net interest income	$12	$61	$73

(1)	Includes non-accruing loans.
As the tables below illustrate, average interest-earning assets increased $29.99 million to $285.79 million during the three months ended March 31, 2006, from $255.80 million for the three months ended March 31, 2005. Average interest-bearing liabilities increased $27.28 million from $246.02 million for the three months ended March 31, 2005, to $273.30 million for the current three-month period. Thus, average net interest-earning assets increased $2.71 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.14% for the three months ended March 31, 2006, compared to 2.32% for the same period in 2005. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 3.03% for the three months ended March 31, 2005, to 3.44% for the same three-month period in 2006. During the same period the yield on interest-earning assets increased from 5.35% to 5.58%.The majority of the increase in the cost on interest-bearing liabilities is the result of an increase in the cost of certificates of deposit from 3.75% to 3.90%. The increase in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the increase in short-term interest rates.

	For the three months ended March 31, 2006
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$249,700	5.73%
Mortgage-backed securities	7,369	4.45%
Investments	24,172	4.27%
FHLB stock	4,549	5.63%

Total	$285,790	5.58%

Average interest-bearing liabilities
Demand deposits	$36,178	1.00%
Savings accounts	25,551	0.88%
Certificates	162,349	3.90%
FHLB advances	49,225	5.08%

Total	$273,303	3.44%

Net interest-earning assets/interest rate spread	$12,487	2.14%

	For the three months ended March 31, 2005
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$209,003	5.65%
Mortgage-backed securities	12,774	3.66%
Investments	29,696	4.07%
FHLB stock	4,324	4.44%

Total	$255,797	5.35%

Average interest-bearing liabilities
Demand deposits	$47,948	1.01%
Savings accounts	29,092	0.71%
Certificates	141,502	3.75%
FHLB advances	27,481	5.28%

Total	$246,023	3.03%

Net interest-earning assets/interest rate spread	$9,774	2.32%
Noninterest income for the quarter ended March 31, 2006 was $275,000 compared to $242,000 for the same quarter in 2005. The majority of the increase in noninterest income is the result of increased fees earned on checking accounts due to the overdraft protection program instituted during the third quarter of 2005.
Noninterest expenses were $1.59 million for the current quarter compared to $1.53 million for the quarter ended March 31, 2005. As a percentage of average assets, this is 2.12% for the current three-month period compared to 2.25% for the first three months of 2005. The increase in noninterest expense is due to increases in compensation and benefits, office occupancy, advertising and service bureau costs.

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

PART II
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
Item 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	None

(b)	None

(c)	None

(d)	None
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

Date: May 12, 2006