Form 10QSB
period 2006-06-30
FIRST FRANKLIN CORP
filed 2006-08-11
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 0-16362
FIRST FRANKLIN CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	31-1221029

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
As of August 11, 2006 there were issued and outstanding 1,685,785 shares of the Registrant’s Common Stock.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
INDEX

		Page No.

Part I Financial Information

Item 1.	Consolidated Balance Sheets — June 30, 2006 and December 31, 2005	3

	Consolidated Statements of Income and Retained Earnings — Three- and six-month periods ended June 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows — Six-month periods ended June 30, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	7

Item 3.	Controls and Procedures	13

Part II Other Information		14

Signatures
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2006	Dec. 31, 2005
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $100 at 06/30/06 and $100 at 12/31/05	$4,061	$5,116
Investment securities:
Securities available-for-sale, at market value (amortized cost of $22,084 at 06/30/06 and $24,078 at 12/31/05)	21,194	23,665
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $5,977 at 06/30/06 and $7,093 at 12/31/05)	5,954	7,098
Securities held-to-maturity, at amortized cost (market value of $579 at 06/30/06 and $705 at 12/31/05)	566	680
Loans receivable, net	269,763	243,059
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,658	4,528
Real estate owned, net	252	—
Accrued interest receivable	1,144	1,020
Property and equipment, net	4,206	4,314
Bank owned life insurance	3,226	3,165
Other assets	4,638	4,037

Total assets	$319,662	$296,682

LIABILITIES
Deposits	$228,019	$219,364
Borrowings	64,812	50,011
Advances by borrowers for taxes and insurance	871	1,622
Other liabilities	504	659

Total liabilities	294,206	271,656

Minority interest in consolidated subsidiary	433	452

STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 06/30/06 and 12/31/05	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 325,082 shares at 06/30/06 and 354,537 shares at 12/31/05	(3,175)	(3,536)
Retained earnings, substantially restricted	22,629	22,177
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(326) at 06/30/06 and $(139) at 12/31/05	(633)	(269)

Total stockholders’ equity	25,023	24,574

	$319,662	$296,682

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,826	$3,027	$7,406	$5,980
Mortgage-backed securities	80	118	162	235
Investments	332	325	654	675

	4,238	3,470	8,222	6,890

Interest expense:
Deposits	1,884	1,560	3,612	3,059
Borrowings	733	350	1,358	713

	2,617	1,910	4,970	3,772

Net interest income	1,621	1,560	3,252	3,118

Provision for loan losses	66	43	116	87

Net interest income after provision for loan losses	1,555	1,517	3,136	3,031

Noninterest income:
Gain on loans sold	13	23	24	29
Gain on sale of investments	5	3	5	40
Gain on sale of Intrieve investment	42	613	42	613
Gain on sale of Financial Institution Partners III investment	575	—	575	—
Service fees on NOW accounts	152	94	288	176
Other income	169	140	297	257

	956	873	1,231	1,115

Noninterest expense:
Salaries and employee benefits	720	707	1,425	1,391
Occupancy	258	242	510	478
Federal deposit insurance premiums	7	8	14	16
Advertising	83	106	160	169
Service bureau	104	91	212	180
Other	489	399	929	849

	1,661	1,553	3,250	3,083

Income before federal income taxes	850	837	1,117	1,063

Provision for federal income taxes	284	276	362	341

Net income	$566	$561	$755	$722

Retained Earnings-Beginning of period	$22,215	$21,513	$22,177	$21,484
Net Income	566	561	755	722
Less: Dividends declared	(152)	(132)	(303)	(264)

Retained Earnings-end of period	$22,629	$21,942	$22,629	$21,942

Net income per common share:
Basic	$0.34	$0.34	$0.45	$0.44
Diluted	$0.33	$0.34	$0.44	$0.43
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended
	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$755	$722
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	116	87
Gain on sale of investments	(5)	(40)
Gain on sale of Intrieve investment	(42)	(613)
Gain on sale of Financial Institution Partners III investment	(575)	—
Depreciation and amortization	196	169
FHLB stock dividends	(130)	(101)
Bank Owned Life Insurance	(61)	(62)
Decrease (increase) in accrued interest receivable	(124)	14
Decrease (increase) in other assets	(601)	284
Decrease in other liabilities	(155)	(338)
Other, net	(144)	(112)
Proceeds from sale of loans originated for sale	3,565	2,811
Disbursements on loans originated for sale	(2,600)	(2,202)

Net cash provided by operating activities	195	619

Cash flows from investing activities:
Loan principal reductions	30,417	26,660
Disbursements on mortgage and other loans originated for investment	(57,869)	(35,652)
Repayments on mortgage-backed securities	1,227	2,071
Loans purchased	—	(7,050)
Proceeds from sale of student loans	213	128
Purchase of available-for-sale investment securities	—	(2,000)
Proceeds from sale of or maturities of investment securities:
Available-for-sale	2,000	8,825
Proceeds from sale of available-for-sale mortgage-backed securities	—	1,884
Proceeds from sale of Intrieve investment	42	730
Capital expenditures	(42)	(72)

Net cash used by investing activities	(24,012)	(4,476)

Cash flows from financing activities:
Net change in deposits	8,655	(1,680)
Net change in borrowed money	14,801	45
Decrease in advances by borrowers for taxes and insurance	(751)	(818)
Issuance of treasury stock	360	11
Payment of dividends	(303)	(264)

Net cash provided (used) by financing activities	22,762	(2,706)

Net decrease in cash	(1,055)	(6,563)

Cash at beginning of year	5,116	10,083

Cash at end of year	$4,061	$3,520

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS No. 123R establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R requires that the cost resulting from all share based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method and recorded as compensation expense in the financial statements for newly granted options and unvested options granted prior to the effective date of the statement. The statement replaces FASB No. 123 and supersedes Accounting Principles Board No. 25. The statement applies to Franklin as of January 2006. The Board of Directors in December 2005 accelerated the vesting of all outstanding stock options to avoid the impact of SFAS No. 123R on options granted prior to January 1, 2006.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specific situations, which includes the transfer of financial assets that meet the requirements of sale accounting. It also requires that separately recognized servicing assets and liabilities be initially valued at fair value, if practical, and permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods of each class of servicing assets or liabilities for reporting in the entity’s financial statement. It also requires separate presentation of servicing assets and servicing liabilities in the financial statements. The effective date of the pronouncement is for fiscal periods that begin after September 15, 2006 with earlier adoption allowed provided the entity has not yet issued financial statements, including interim financial statements. Management is currently assessing the impact of SFAS No. 156 on the Company’s financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged if the enterprise has not yet issued financial statements including interim statements. Management does not expect the adoption of this Interpretation to have a material impact of the consolidated financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operations
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
GENERAL
First Franklin Corporation (the “Company” or “First Franklin”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987 in connection with the conversion of The Franklin Savings and Loan Company (“Franklin”) from the mutual to stock form of ownership. The conversion was completed on January 25, 1988.
First Franklin’s mission is to maximize the value of the Company for its shareholders by adhering to the following values:
1.	Exceed customers’ expectations regarding service and products.

2.	Achieve success through our employees’ efforts.

3.	Shareholder satisfaction will enable us to continue serving our customers.

4.	Support the communities we serve.

5.	Combine business success with integrity.
The Company’s operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to producing shareholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management’s goal is to maintain profitability and a strong capital position. It seeks to accomplish this goal by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and (vi) maintaining asset quality.
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
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. DirectTeller has completed development of a Customer Relationship Management (CRM) system which is designed to be integrated with a “Voice Over Internet Protocol (VOIP)” telephone system. Franklin upgraded to the state-of-the-art VOIP telephone system and is using the CRM program.
FIP lll is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company invested $1.5 million in the partnership. At March 31, 2006, the Company’s pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a net asset value of approximately $2.62 million. There is not a readily determinable market for First Franklin’s ownership interest in this partnership and is reported at cost in the financial statements. In February 2006, the limited partners agreed to modify the partnership agreement to allow new partners to join the partnership and permit semiannual withdrawals of capital, up to and including the entire amount of a limited partner’s capital. The Company requested that $1.35 million of its capital account be liquidated on June 30, 2006. Other assets shown on the Consolidated Balance Sheets, as of June 30, 2006, include a receivable for the $1.35 million which was received in early July 2006. The majority of the proceeds were used to repay the $1.15 million outstanding on the Company’s existing line of credit. The Company estimates that repaying the line of credit will reduce interest expense by approximately $90,000 per year at current rates and, since the line is tied to the prime rate, more if prime continues to increase. A before tax profit of approximately $575,000 was recorded in the second quarter of 2006. The Company’s cost basis in the investment is now approximately $750,000.
In September 2004, management and the Board of Directors reviewed the Company’s strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. These objectives are being pursued through commercial loan growth, enhancing the core products and services Franklin offers and the use of technology to improve efficiency and customer service. In that regard, the Company has hired new commercial and consumer loan officers, began offering an overdraft protection program to its checking customers, signed an agreement to allow its customers access to the ATMs of a regional commercial bank without being surcharged, established a computer training center at the Corporate Office and implemented a computer training program, redesigned its website so it is more user friendly, implemented a system for applying for mortgage or home equity loans thru the internet, and developed an internet based inquiry program that allows its customers to access information about their accounts online. Management and the Board of Directors will meet again in September 2006 to review the progress being made and establish new strategic initiatives, if necessary.
During the fourth quarter of 2006, Franklin will begin a campaign to increase its checking account base by offering new checking products featuring free online bill payment, check imaging, free gifts to those opening a new account and a mass mailing to the neighborhoods surrounding its branches.

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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets increased $22.98 million (7.7%) from $296.68 million at December 31, 2005 to $319.66 million at June 30, 2006, compared to a $2.34 million (0.9%) decrease for the same period in 2005. During 2006, mortgage-backed securities decreased $1.26 million, cash and investments decreased $3.53 million, loans receivable increased $26.70 million, deposits increased $8.66 million and borrowings increased $14.80 million.
Loan disbursements were $60.47 million during the current six-month period compared to $44.90 million during the six months ended June 30, 2005. Disbursements during the six months ended June 30, 2005 included loans purchased of $7.05 million. No loans have been purchased during 2006. Disbursements during the second quarter of 2006 were $36.77 million compared to $25.65 million during the same quarter in 2005. Mortgage loan sales were $3.57 million during the current six-month period compared to $2.81 million during the six months ended June 30, 2005. The increase in loan sales is the result of the sale of participations in two commercial loans totaling approximately $800,000. At June 30, 2006, commitments to originate mortgage loans were $1.19 million. At the same date, $1.95 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $17.59 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets decreased $3.53 million during the six months ended June 30, 2006 to $25.26 million. This decrease reflects loan and mortgage-backed securities repayments of $31.64 million, loan sales of $3.57 million, savings inflows of $8.66 million and net borrowings of $14.80 million less loan disbursements of $60.47 million. At June 30, 2006, liquid assets were 7.90% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2006. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Available-for-sale
Investment securities	$22,084	$3	$893	$21,194
Mortgage-backed securities	5,977	14	37	5,954
Held-to-maturity
Mortgage-backed securities	566	13	0	579

	$28,627	$30	$930	$27,727
Management has the intent to hold these securities for the foreseeable future and the decline in market value is due to an increase in market interest rates. Management expects the market values to recover as securities approach their maturity dates.

At June 30, 2006, deposits were $228.02 million compared to $219.36 million at December 31, 2005, an increase of $8.66 million during the current six-month period. Due to the rising interest rate environment during the current six-month period, consumers favor higher yielding certificates of deposit. As a result, core deposits (transaction and passbook savings accounts) decreased $5.95 million, short-term certificates (two years or less) increased $11.31 million and certificates with original terms greater than two years increased $3.30 million. Interest of $3.22 million was credited to accounts during the current six-month period. After eliminating the effect of interest credited, deposits increased $5.44 million during the six-month period ended June 30, 2006.
At June 30, 2006, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $63.66 million at an average cost of 5.28% and the Company had a credit line totaling $1.50 million on which $1.15 million is outstanding. During the six months ended June 30, 2006, FHLB advances increased $14.80 million. This increase was used to fund loan originations. In early July 2006, the Company repaid the $1.15 million outstanding on the line of credit with the proceeds from the withdrawal of capital from the FIP III investment. During the next twelve months, required principal reduction on the FHLB advances will be $16.30 million.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such a structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of March 31, 2006, the most current data available, Franklin’s assets repriced or matured more rapidly than its liabilities and Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
At June 30, 2006, $4.72 million of assets were classified substandard, no assets were classified doubtful, $271,000 were classified loss and $1.28 million were designated by management as special mention compared to $4.72 million as substandard, $296,000 as loss and $3.94 million designated as special mention at December 31, 2005. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $3.89 million at June 30, 2006 and $4.06 million at December 31, 2005. At June 30, 2006, the recorded investment in loans for which impairment has been recognized was approximately $1.02 million with related reserves of $149,000.
The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2006.

(Dollars in thousands)
Balance at beginning of period	$1,277
Charge offs	126
Additions charged to operations	116
Recoveries	2
Balance at end of period	$1,269
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. First Franklin continues to enjoy a strong capital position. At June 30, 2006, net worth was $25.02 million, which was 7.83% of assets. At the same date, book value per share was $14.84, compared to $14.84 per share at December 31, 2005.

The following table summarizes, as of June 30, 2006, Franklin’s regulatory capital position.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

Core	$23,281	$12,678	$10,603	7.35%	4.00%	3.35%
Risk-based	24,279	16,716	7,563	11.62%	8.00%	3.62%
COMPREHENSIVE INCOME
Comprehensive income for the six months ended June 30, 2006 and 2005 was $391,000 and $687,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had net income of $566,000 ($0.34 per basic share) for the current quarter and $755,000 ($0.45 per basic share) for the six months ended June 30, 2006 compared to net income of $561,000 ($0.34 per basic share) for the second quarter of 2005 and $722,000 ($0.44 per basic share) for the six months ended June 30, 2005. The increase in net income during the current six-month period reflects increases of $134,000 in net interest income, $112,000 in checking account fees which were offset by a $167,000 increase in operating expenses and a decrease of $35,000 in the profits on the sale of investments. During the current quarter the Company realized an approximate $575,000 profit on the withdrawal of capital from its investment in the FIP III partnership. During the same quarter in 2005, the Company realized a $613,000 profit on the sale of Franklin and Madison’s investment in Intrieve, Incorporated, when Intrieve was acquired by Harland.
Net interest income, before provisions for loan losses, was $1.62 million for the current quarter and $3.25 million for the first six months of 2006, compared to $1.56 and $3.12 million, respectively, for the same periods in 2005. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the six month periods ended June 30,
	2006 vs 2005
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$1,290	$136	$1,426
Mortgage-backed securities	(123)	50	(73)
Investments	(102)	52	(50)
FHLB stock	6	23	29

Total interest-earning assets	$1,071	$261	$1,332

Interest expense attributable to:
Demand deposits	($53)	($13)	($66)
Savings accounts	(8)	27	19
Certificates	412	188	600
FHLB advances and other borrowings	675	(30)	645

Total interest-bearing liabilities	$1,026	$172	$1,198

Increase in net interest income	$45	$89	$134

(1)	Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets increased $36.04 million to $292.57 million during the six months ended June 30, 2006, from $256.53 million for the six months ended June 30, 2005. Average interest-bearing liabilities increased $34.46 million from $246.14 million for the six months ended June 30, 2005, to $280.60 million for the current six-month period. Thus, average net interest-earning assets increased $1.58 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.08% for the six months ended June 30, 2006, compared to 2.31% for the same period in 2005. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 3.06% for the six months ended June 30, 2005, to 3.54% for the same six-month period in 2006. During the same period the yield on interest-earning assets increased from 5.37% to 5.62%.The majority of the increase in the cost on interest-bearing liabilities is the result of an increase in the cost of certificates of deposit from 3.78% to 4.04%. The increase in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the increase in short-term interest rates.

	For the six months ended June 30, 2006
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$257,392	5.75%
Mortgage-backed securities	7,060	4.59%
Investments	23,535	4.45%
FHLB stock	4,582	5.67%

Total	$292,569	5.62%

Average interest-bearing liabilities
Demand deposits	$35,989	0.97%
Savings accounts	26,412	0.94%
Certificates	164,187	4.04%
FHLB advances	54,010	5.03%

Total	$280,598	3.54%

Net interest-earning assets/interest rate spread	$11,971	2.08%

	For the six months ended June 30, 2005
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$212,428	5.63%
Mortgage-backed securities	11,943	3.94%
Investments	27,807	4.13%
FHLB stock	4,349	4.64%

Total	$256,527	5.37%

Average interest-bearing liabilities
Demand deposits	$46,669	1.03%
Savings accounts	29,009	0.72%
Certificates	143,369	3.78%
FHLB advances	27,093	5.26%

Total	$246,140	3.06%

Net interest-earning assets/interest rate spread	$10,387	2.31%
Noninterest income was $956,000 for the quarter and $1.23 million for the six months ended June 30, 2006 compared to $873,000 for the same quarter in 2005 and $1.12 million for the six months ended June 30, 2005.The majority of the increase in noninterest income is the result of a $112,000 increase in checking account fees due to the overdraft privilege program instituted in the fall in 2005. During the current quarter the Company realized an approximate $575,000 profit on the withdrawal of capital from its investment in the FIP III partnership. During the same quarter in 2005, the Company realized a $613,000 profit on the sale of Franklin and Madison’s investment in Intrieve, Incorporated, when Intrieve was acquired by Harland.
Noninterest expenses were $1.66 million for the current quarter and $3.25 million for the current six-month period compared to $1.55 million for the same quarter in 2005 and $3.08 million for the six months ended June 30, 2005. As a percentage of average assets, this is 2.11% for the six months ended June 30, 2006 compared to 2.26% for the first six months of 2005.The increase in noninterest expense is due to increases in compensation and benefits, office occupancy and data processing service bureau expenses.

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
     (d) None
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on May 22, 2006, the following items were voted on by the shareholders:

		Voting negative,
		withholding
	Affirmative	or abstaining
Election of two directors:

Richard H. Finan.	1,238,237	385,543
Mary W. Sullivan	1,241,987	374,293

Ratification of the selection of Clark, Schaefer, Hackett & Co. as independent accountants for the current fiscal year.	1,550,321	73,459

Shareholder proposal regarding engaging the services of an investment banking firm to evaluate methods to enhance shareholder value.	481,762	962,959
John J. Kuntz and Thomas H. Siemers continued to serve as directors for terms expiring in 2007 and John L. Nolting continues to serve as a director for a term expiring in 2008.
Item 5. OTHER INFORMATION
On August 10, 2006, Franklin entered into Employment Agreements with each of Gretchen J. Schmidt, President and Chief Executive Officer, and Daniel T. Voelpel, Senior Vice President and Chief Financial Officer. The Employment Agreements (the “Agreements”) are effective as of July 1, 2006, and have terms ending on June 30, 2009, but may be extended annually by Franklin’s Board of Directors (the “Board”) for periods of one year each. The Agreements provide for annual performance reviews by, in the case of Ms. Schmidt, the Board, and in the case of Mr. Voelpel, by the Board or Ms. Schmidt.
The Agreements provide for minimum annual base salaries of $175,000 for Ms. Schmidt and $145,000 for Mr. Voelpel, which may be increased in the Board’s discretion based on the results of the annual performance review. The Agreements also provide for vacation and sick leave, as well as participation by Mr. Voelpel and Ms. Schmidt in all formally established employee benefit, bonus and retirement plans maintained by Franklin.

Franklin may terminate either Agreement at any time. If Franklin terminates an agreement for “just cause,” as defined in the agreement, Mr. Voelpel or Ms. Schmidt, as applicable, would have no right to receive any compensation or benefits under the Agreement after the date of termination. If the termination is without “just cause” and not in connection with a “change of control,” as defined in the agreement, he or she will be entitled to receive payment of his or her annual salary for a period of 12 months after termination, plus benefits. If the termination is in connection with a “change of control,” Mr. Voelpel or Ms. Schmidt, as applicable, would be entitled to a payment of three times his or her annual salary.
Copies of each of the Agreements are attached hereto as Exhibits 10.1 and 10.2 and are incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Agreements.
Item 6. EXHIBITS
10.1	Employment Agreement between Gretchen J. Schmidt and Franklin Savings and Loan Company dated August 10, 2006.

10.2	Employment Agreement between Daniel T. Voelpel and Franklin Savings and Loan Company dated August 10, 2006.

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FRANKLIN CORPORATION
/s/ Daniel T. Voelpel
Daniel T. Voelpel
Vice President and Chief Financial Officer

Date: August 11, 2006