Form 10QSB
period 2006-09-30
FIRST FRANKLIN CORP
filed 2006-11-13
CIK 742161

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                                          to
Commission File Number 0-16362
FIRST FRANKLIN CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	31-1221029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4750 Ashwood Drive Cincinnati, Ohio 45241	(513) 469-5352
(Address of principal executive offices)	(Issuer’s Telephone Number)
Not Applicable
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
As of November 10, 2006 there were issued and outstanding 1,685,885 shares of the Registrant’s Common Stock.
Transitional Small Business Disclosure Format (check one):
Yes ☐      No ☑

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2006	Dec. 31, 2005
	(Unaudited)
ASSETS

Cash, including certificates of deposit and other interest-earning deposits of $100 at 09/30/06 and $100 at 12/31/05	$3,188	$5,116
Investment securities:
Securities available-for-sale, at market value (amortized cost of $22,086 at 09/30/06 and $24,078 at 12/31/05)	21,706	23,665
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $5,415 at 09/30/06 and $7,093 at 12/31/05)	5,413	7,098
Securities held-to-maturity, at amortized cost (market value of $527 at 09/30/06 and $705 at 12/31/05)	513	680
Loans receivable, net	276,119	243,059
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,725	4,528
Real estate owned, net	289	—
Accrued interest receivable	1,283	1,020
Property and equipment, net	4,152	4,314
Bank owned life insurance	3,257	3,165
Other assets	2,972	4,037

Total assets	$323,617	$296,682

LIABILITIES

Deposits	$234,539	$219,364
Borrowings	61,373	50,011
Advances by borrowers for taxes and insurance	1,337	1,622
Other liabilities	633	659

Total liabilities	297,882	271,656

Minority interest in consolidated subsidiary	440	452

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 09/30/06 and 12/31/05	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 324,982 shares at 09/30/06 and 354,537 shares at 12/31/05	(3,175)	(3,536)
Retained earnings, substantially restricted	22,546	22,177
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(141) at 09/30/06 and $(139) at 12/31/05	(278)	(269)

Total stockholders’ equity	25,295	24,574

	$323,617	$296,682

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 30,2006	Sept. 30,2005	Sept. 30,2006	Sept. 30,2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$4,173	$3,134	$11,579	$9,114
Mortgage-backed securities	77	89	239	324
Investments	344	315	998	990

	4,594	3,538	12,816	10,428

Interest expense:
Deposits	2,055	1,546	5,667	4,605
Borrowings	846	384	2,204	1,097

	2,901	1,930	7,871	5,702

Net interest income	1,693	1,608	4,945	4,726

Provision for loan losses	215	66	331	153

Net interest income after provision for loan losses	1,478	1,542	4,614	4,573

Noninterest income:
Gain on loans sold	7	34	31	63
Gain on sale of investments	—	—	5	40
Gain on sale of Intrieve investment	—	35	42	648
Gain on sale of Financial Institution Partners III investment	—	—	575	—
Service fees on NOW accounts	139	188	427	364
Other income	127	109	424	366

	273	366	1,504	1,481

Noninterest expense:
Salaries and employee benefits	725	697	2,150	2,088
Occupancy	267	246	777	724
Federal deposit insurance premiums	7	7	21	23
Advertising	71	68	231	237
Service bureau	111	100	323	280
Other	482	445	1,411	1,294

	1,663	1,563	4,913	4,646

Income before federal income taxes	88	345	1,205	1,408

Provision for federal income taxes	19	97	381	438

Net income	$69	$248	$824	$970

Retained Earnings-Beginning of period	$22,629	$21,942	$22,177	$21,484
Net Income	69	248	824	970
Less: Dividends declared	(152)	(133)	(455)	(397)

Retained Earnings-end of period	$22,546	$22,057	$22,546	$22,057

Net income per common share:
Basic	$0.04	$0.15	$0.49	$0.59
Diluted	$0.04	$0.14	$0.48	$0.57
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended
	Sept. 30, 2006	Sept. 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$824	$970
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	331	153
Gain on sale of investments	(5)	(40)
Gain on sale of Intrieve investment	(42)	(648)
Gain on sale of Financial Institution Partners III investment	(575)	—
Depreciation and amortization	274	286
FHLB stock dividends	(197)	(155)
Bank Owned Life Insurance	(92)	(91)
Increase in accrued interest receivable	(263)	(91)
Decrease (increase) in other assets	(285)	305
Decrease in other liabilities	(26)	(317)
Other, net	(113)	(263)
Proceeds from sale of loans originated for sale	4,252	5,075
Disbursements on loans originated for sale	(3,287)	(4,463)

Net cash provided by operating activities	796	721

Cash flows from investing activities:
Loan principal reductions	45,657	40,045
Disbursements on mortgage and other loans originated for investment	(79,926)	(60,657)
Repayments on mortgage-backed securities	1,840	2,981
Loans purchased	—	(7,050)
Proceeds from sale of student loans	264	164
Purchase of available-for-sale investment securities	—	(2,000)
Proceeds from sale of or maturities of investment securities:
Available-for-sale	2,000	8,825
Proceeds from sale of available-for-sale mortgage-backed securities	—	1,884
Proceeds from sale of Intrieve investment	42	765
Proceeds from sale of Financial Instituitions Partners III investment	1,350	—
Proceeds from the sale of real estate owned	15	182
Capital expenditures	(124)	(307)

Net cash used by investing activities	(28,882)	(15,168)

Cash flows from financing activities:
Net change in deposits	15,175	1,089
Net change in borrowed money	11,362	7,566
Decrease in advances by borrowers for taxes and insurance	(285)	(480)
Issuance of treasury stock	361	12
Payment of dividends	(455)	(397)

Net cash provided by financing activities	26,158	7,790

Net decrease in cash	(1,928)	(6,657)

Cash at beginning of year	5,116	10,083

Cash at end of year	$3,188	$3,426

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company” or “First Franklin”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS No. 123R establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R requires that the cost resulting from all share based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method and recorded as compensation expense in the financial statements for newly granted options and unvested options granted prior to the effective date of the statement. The statement replaces FASB No. 123 and supersedes Accounting Principles Board No. 25. The statement applies to Franklin as of January 2006. The Board of Directors in December 2005 accelerated the vesting of all outstanding stock options to avoid the impact of SFAS No. 123R on options granted prior to January 1, 2006..
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specific situations, which includes the transfer of financial assets that meet the requirements of sale accounting. It also requires that separately recognized servicing assets and liabilities be initially valued at fair value, if practical, and permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods of each class of servicing assets or liabilities for reporting in the entity’s financial statements. It also requires separate presentation of servicing assets and servicing liabilities in the financial statements. The effective date of the pronouncement is for fiscal periods that begin after September 15, 2006 with earlier adoption allowed provided the entity has not yet issued financial statements, including interim financial statements. Management does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The

Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged if the enterprise has not yet issued financial statements including interim statements. Management does not expect the adoption of this Interpretation to have a material impact of the consolidated financial statements.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require and new fair value measurements. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect an impact from the adoption of this Statement.
In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The Issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with FASB Statement No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, if in substance a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management is currently assessing the impact of the Issue on the Company’s financial statements.

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
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. DirectTeller has completed development of a “Customer Relationship Management (CRM)” system which is designed to be integrated with a “Voice Over Internet Protocol (VOIP)” telephone system. Franklin upgraded to the state-of-the-art VOIP telephone system and is using the CRM program.
FIP lll is a limited partnership that invests primarily in equity securities of publicly-traded financial institutions. The Company originally invested $1.5 million in the partnership. In February 2006, the limited partners agreed to modify the partnership agreement to allow new partners to join the partnership and permit semiannual withdrawals of capital, up to and including the entire amount of a limited partner’s capital. The Company withdrew $1.35 million from its capital account on June 30, 2006. The majority of the proceeds from this withdrawal were used to repay the $1.15 million outstanding on the Company’s existing line of credit. The Company estimates that repaying the line of credit will save it approximately $90,000 per year at current interest rates, and since the line is tied to the prime rate, more if prime continues to increase. A before tax profit of approximately $575,000 was recorded in the second quarter of 2006. At June 30, 2006, the Company’s pro-rata interest in the partnership, as estimated by Hovde Financial Inc., the general partner, had a remaining net asset value of approximately $1.34 million. There is not a readily determinable market for First Franklin’s ownership interest in this partnership and it is reported at cost in the financial statements. The Company’s cost basis in the investment is now approximately $750,000. The Company has requested that the remainder of the capital account be disbursed as of December 31, 2006.
In September 2006, management and the Board of Directors reviewed the Company’s strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing shareholder value. During the next three years, management will continue to emphasize many of the initiatives that it has emphasized during the past three years, such as the expansion of Franklin’s consumer and commercial loan portfolios, the use of technology to improve efficiency, the restructuring of its deposit portfolio to put more emphasis on core deposits, the cross selling of services, and to enhance the efficiency of Franklin’s staff members.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets increased $26.94 million (9.08%) from $296.68 million at December 31, 2005 to $323.62 million at September 30, 2006, compared to a $8.30 million (3.0%) increase for the same period in 2005. During 2006, mortgage-backed securities decreased $1.85 million, cash and investments decreased $3.89 million, loans outstanding increased $33.06 million, deposits increased $15.18 million and borrowings increased $11.36 million.
Loan disbursements were $83.21 million during the current nine-month period compared to $72.17 million during the nine months ended September 30, 2005. Disbursements during the nine months ended September 30, 2005 included loans purchased of $7.05 million. No loans have been purchased during 2006. Disbursements during the third quarter of 2006 were $22.74 million compared to $27.27 million during the same quarter in 2005. The majority of the loans originated in both periods were adjustable-rate one- to –four family mortgages. Mortgage loan sales were $4.25 million during the current nine-month period compared to $5.08 million during the nine months ended September 30, 2005. Franklin has entered into an agreement with a national mortgage company to sell fixed rate loans with servicing released. It is anticipated that this will allow Franklin to offer a more competitive fixed rate product and increase fee income. At September 30, 2006, commitments to originate mortgage loans were $806,000. At the same date, $1.01 million of undisbursed loan funds were being held on various construction loans. Franklin also had undisbursed lines of credit on consumer and commercial loans of approximately $17.52 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets decreased $3.89 million during the nine months ended September 30, 2006, to $24.89 million. This decrease reflects loan and mortgage-backed securities repayments of $47.50 million, an increase in borrowings of $11.36 million, an increase in deposits of $15.18 million and mortgage loan sales of $4.25 million which were more than offset by loan disbursements of $83.21 million. At September 30, 2006, liquid assets were 7.69% of total assets.
The Company’s investment and mortgage-backed securities are classified based on the Company’s current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2006. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$22,086	$10	$390	$21,706
Mortgage-backed securities	5,415	19	21	5,413
Held-to-maturity
Mortgage-backed securities	513	14	0	527

	$28,014	$43	$411	$27,646
Management has the intent to hold these securities for the foreseeable future and the decline in market value is due to an increase in market interest rates. The fair values are expected to recover as securities approach their maturity dates.
At September 30, 2006, deposits were $234.54 million compared to $219.36 million at December 31, 2005. This is an increase of $15.18 million during the current nine-month period. Due to the rising interest rate environment during the current nine-month period, consumers favored higher yielding certificates of deposit. As a result, core deposits (transaction and passbook savings accounts) decreased $7.71 million, short-term certificates (two years or less) increased $13.57 million and certificates with original terms greater than two years increased $9.32 million. In September 2006, Franklin began a program to increase its core deposits by offering free gifts to customers that open any of its seven new types of checking accounts. These low-cost core deposits will reduce Franklin’s dependence on the higher cost certificates of deposit it has been using to fund loan growth. Interest of $5.05 million was credited to accounts during the current nine-month period. After eliminating the effect of interest credited, deposits increased $10.13 million during the nine-month period ended September 30, 2006.
At September 30, 2006, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $61.37 million at an average cost of 5.32%. During the nine months ended September 30, 2006, FHLB advances increased $11.36 million. This increase was used to fund loan originations. During the next twelve months, required principal reduction on the FHLB advances will be $13.29 million. In early July 2006, the Company repaid the $1.15 million outstanding on a line of credit with the proceeds from the withdrawal of capital from the FIP III investment.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist principally of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of June 30, 2006, Franklin’s assets repriced or matured more rapidly than its liabilities and it was rated in the most favorable interest rate risk category under OTS guidelines.
At September 30, 2006, $3.49 million of assets were classified substandard, no assets were classified doubtful, $228,000 were classified loss and $2.42 million were designated by management as special mention compared to $4.72 million as substandard, $296,000 as loss and $3.94 million designated as special mention at December 31, 2005. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $3.34 million at September 30, 2006 and $4.06 million at December 31, 2005. At September 30, 2006, the recorded investment in loans for which impairment has been recognized was approximately $1.50 million with related reserves of $705,000.
During the current nine month period, Franklin increased its additions to the provision for loan losses to $331,000 from $153,000 during the nine months ended September 30, 2005. This increase reflects estimated potential future losses on two commercial loans, which were made in previous periods. The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2006.

(Dollars in thousands)
Balance at beginning of period	$1,277
Charge offs	138
Additions charged to operations	331
Recoveries	1

Balance at end of period	$1,471
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. First Franklin continues to enjoy a strong capital position. At September 30, 2006, net worth was $25.30 million, which is 7.82% of total assets. At the same date, book value per share was $15.00, compared to $14.84 per share at December 31, 2005.
The following table summarizes, as of September 30, 2006, Franklin’s regulatory capital position.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Core	$23,399	$12,883	$10,516	7.26%	4.00%	3.26%
Risk-based	24,042	16,881	7,161	11.39%	8.00%	3.39%
COMPREHENSIVE INCOME
Comprehensive income for the nine months ended September 30, 2006 and 2005 was $710,000 and $797,000, respectively. The difference between net income and comprehensive income is the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had net income of $69,000 ($0.04 per basic share) for the current quarter and $824,000 ($0.49 per basic share) for the nine months ended September 30, 2006 compared to net income of $248,000 ($0.15 per basic share) for the third quarter of 2005 and $970,000 ($0.59 per basic share) for the nine months ended September 30, 2005. The decrease in net income during the current nine-month period reflects increases of $219,000 in net interest income before the provision for loan losses and $63,000 in checking account fees which were offset by a $267,000 increase in operating expenses, a decrease of $35,000 in the gains on the sale of investments and, as discussed above, an increase in the provision for loan losses of $178,000. During the second quarter of 2006, the Company realized an approximate $575,000 gain on the withdrawal of capital from its investment in the FIP III partnership. During 2005, the Company realized a $648,000 gain on the sale of Franklin and Madison’s investment in Intrieve, Incorporated, when Intrieve was acquired by Harland.
Net interest income, before provisions for loan losses, was $1.69 million for the current quarter and $4.95 million for the first nine months of 2006, compared to $1.61 million and $4.73 million, respectively, for the same periods in 2005. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the nine month periods ended September 30,
	2006 vs 2005
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$2,041	$424	$2,465
Mortgage-backed securities	(171)	86	(85)
Investments	(161)	127	(34)
FHLB stock	8	34	42

Total interest-earning assets	$1,717	$671	$2,388

Interest expense attributable to:
Demand deposits	$(83)	$(23)	$(106)
Savings accounts	(10)	77	67
Certificates	663	438	1,101
FHLB advances and other borrowings	1,098	9	1,107

Total interest-bearing liabilities	$1,668	$501	$2,169

Increase in net interest income	$49	$170	$219

(1)	Includes non-accruing loans.

As the tables below illustrate, average interest-earning assets increased $39.32 million to $297.48 million during the nine months ended September 30, 2006, from $258.16 million for the nine months ended September 30, 2005. Average interest-bearing liabilities increased $37.48 million from $247.33 million for the nine months ended September 30, 2005, to $284.81 million for the current nine-month period. Thus, average net interest-earning assets increased $1.84 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.06% for the nine months ended September 30, 2006, compared to 2.32% for the same period in 2005. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 3.07% for the nine months ended September 30, 2005, to 3.68% for the same nine-month period in 2006. During the same period the yield on interest-earning assets increased from 5.39% to 5.74%.The majority of the increase in the cost of interest-bearing liabilities is the result of an increase in the cost of certificates of deposit from 3.77% to 4.15%. The increase in the yield on interest-earning assets and the cost of interest-bearing liabilities is due to the increase in short-term interest rates. Management believes that the interest rate spread is near its bottom and will begin to rise in late 2006 and 2007.

	For the nine months ended Sept. 30, 2006
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$263,028	5.87%
Mortgage-backed securities	6,755	4.72%
Investments	23,085	4.63%
FHLB stock	4,615	5.72%

Total	$297,483	5.74%

Average interest-bearing liabilities
Demand deposits	$34,484	0.99%
Savings accounts	26,832	1.11%
Certificates	166,649	4.15%
FHLB advances	56,845	5.17%

Total	$284,810	3.68%

Net interest-earning assets/interest rate spread	$12,673	2.06%

	For the nine months ended Sept. 30, 2005
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$216,344	5.62%
Mortgage-backed securities	10,909	3.96%
Investments	26,534	4.20%
FHLB stock	4,375	4.72%

Total	$258,162	5.39%

Average interest-bearing liabilities
Demand deposits	$45,426	1.07%
Savings accounts	28,806	0.72%
Certificates	144,573	3.77%
FHLB advances	28,525	5.13%

Total	$247,330	3.07%

Net interest-earning assets/interest rate spread	$10,832	2.32%

Noninterest income was $273,000 for the quarter and $1.50 million for the nine months ended September 30, 2006 compared to $366,000 for the same quarter in 2005 and $1.48 million for the nine months ended September 30, 2005. The majority of the increase in noninterest income during the current nine month period is the result of a $63,000 increase in checking account fees due to the overdraft privilege program instituted in the fall in 2005. During the second quarter the Company realized an approximate $575,000 gain on the withdrawal of capital from its investment in the FIP III partnership. During 2005, the Company realized a $648,000 gain on the sale of Franklin and Madison’s investment in Intrieve, Incorporated, when Intrieve was acquired by Harland.
Noninterest expenses were $1.66 million for the current quarter and $4.91 million for the current nine-month period compared to $1.56 million for the same quarter in 2005 and $4.65 million for the nine months ended September 30, 2005. As a percentage of average assets, this is 2.09% for the nine months ended September 30, 2006 compared to 2.26% for the first nine months of 2005. The increase in noninterest expense is due to increases in compensation and benefits, office occupancy, data processing service bureau expenses, and the cost of the new checking account program, which gives a free gift to anyone opening a new checking account and uses direct mail to contact all households within two to three miles of our branch offices.

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

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	During the quarter ended September 30, 2006, the Company issued a total of 100 unregistered shares of its common stock upon the exercise of employee and director stock options for an aggregate purchase price of $775. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)	None

(c)	None

(d)	None
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

Date: November 13, 2006