Form 10KSB
period 2006-12-31
FIRST FRANKLIN CORP
filed 2007-03-27
CIK 742161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(Address of principal executive offices) (Zip Code)
Issuer’s telephone number: (513) 469-5352
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $.01 per share	The NASDAQ Global Market
Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The issuer’s revenues for its most recent fiscal year were $19.93 million.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price quoted on The NASDAQ Global Market as of March 7, 2007, was $16.31 million. (The exclusion from such amount of the market value of global shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
1680,334 of the issuer’s common shares were issued and outstanding on March 7, 2007.
Documents Incorporated by Reference and Included as Exhibits:
Part II of Form 10-KSB — Portions of 2006 Annual Report to Stockholders
Part III of Form 10-KSB — Portions of Proxy Statement for 2007 Annual Meeting of Stockholders
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
Item 1. Description of Business
First Franklin Corporation
     First Franklin Corporation (the “Company”), the holding company for The Franklin Savings and Loan Company (“Franklin”), was incorporated under the laws of the State of Delaware in September 1987. As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the “OTS”). The Company’s assets, on an unconsolidated basis, consist primarily of cash, interest-earning deposits, the office building in which the Company’s corporate offices are located and the stock of Franklin and DirectTeller Systems, Inc.
     The Company’s executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-5352.
The Franklin Savings and Loan Company
     Franklin, an Ohio stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2006, Franklin had approximately $329.76 million of assets, deposits of approximately $231.56 million and stockholders’ equity of approximately $23.36 million.
     Franklin’s principal business is accepting savings deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family residential real estate. Franklin also makes loans secured by multi-family residential and nonresidential real estate and consumer loans.
     Franklin’s income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, interest paid on borrowings and operating expenses. The primary component of Franklin’s net income is its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Franklin’s interest income and interest expense change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin’s control. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Company’s 2006 Annual Report to Stockholders (the “Annual Report”) for additional information regarding maturity or repricing timing differences and the impact of interest rates on Franklin’s operating results.
     Franklin’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum permitted levels. Franklin is subject to examination and regulation by the Ohio Department of Commerce, Division of Financial Institutions (the “Division”), the OTS and the FDIC. Franklin is also subject to certain regulations of the Federal Reserve Board (the “FRB”). See “Regulation.”
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

     Franklin’s current mortgage lending strategy is to originate fixed-rate loans primarily for sale in the secondary market and to originate adjustable-rate loans mortgage loans (“ARMs”) for retention in its own portfolio. When consumer demand for ARMs declines, Franklin may purchase ARMs originated by other lenders or adjustable-rate mortgage-backed securities to offset the lack of demand in Franklin’s market area. Franklin’s current lending strategy for commercial and consumer loans also emphasizes the origination of adjustable rate loans. Commercial and consumer adjustable rate loans are generally originated at higher interest rates and with shorter repricing periods than one-to-four-family ARMs.
     Franklin has an agreement with the Student Loan Marketing Association to sell the student loans that it originates. Loans totaling $338,000 were sold under that agreement in 2006 at a profit of $5,000, compared to $255,000 of loans sold at a profit of $3,900 in 2005.
     The following table sets forth information concerning the composition of Franklin’s loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security, before net items:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan
Loans secured by real estate:
Residential	$202,295	70.71%	$169,660	66.88%	$128,978	58.60%	$126,659	57.93%	$126,804	59.39%
Nonresidential	41,170	14.39	40,960	16.15	35,434	16.10	33,354	15.26	30,184	14.14
Construction	2,555	0.89	3,083	1.22	8,723	3.96	8,841	4.04	10,677	4.99
Consumer and other loans:
Commercial lines of credit	6,679	2.33	7,447	2.94	11,101	5.04	13,705	6.27	4,771	2.24
Consumer and other	28,058	9.81	24,729	9.75	22,493	10.22	21,173	9.68	19,003	8.90

	280,757	98.13	245,879	96.94	206,729	93.92	203,732	93.18	191,439	89.66

Mortgage-backed securities:
Held to maturity	473	0.16	680	0.26	1,159	0.53	1,957	0.90	4,351	2.04
Available for sale	4,888	1.71	7,093	2.80	12,229	5.55	12,950	5.92	17,716	8.30

	5,361	1.87	7,773	3.06	13,388	6.08	14,907	6.82	22,067	10.34

Total loans receivable (before net items)	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%	$213,506	100.00%

Type of rate
Fixed rate	$47,162	16.48%	$47,968	18.91%	$48,935	22.23%	$54,718	25.03%	$66,979	31.37%
Adjustable rate	238,956	83.52	205,684	81.09	171,182	77.77	163,921	74.97	146,527	68.63

Total loans receivable (before net items)	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%	$213,506	100.00%

Type of security
Residential:
Single-family	$183,292	64.06%	$153,838	60.64%	$127,659	58.00%	$122,037	55.82%	$128,840	60.34%
2-4 family	9,797	3.42	9,435	3.72	8,526	3.87	8,193	3.75	7,701	3.61
Multi-family	16,272	5.69	17,063	6.73	12,375	5.62	14,537	6.65	15,737	7.37
Nonresidential real estate	42,020	14.69	41,140	16.22	37,963	17.25	38,994	17.83	37,454	17.54
Commercial lines of credit	6,679	2.33	7,447	2.94	11,101	5.04	13,705	6.27	4,771	2.24
Student loans	808	0.28	660	0.26	391	0.18	554	0.25	507	0.24
Consumer and other loans:	27,250	9.53	24,069	9.49	22,102	10.04	20,619	9.43	18,496	8.66

Total loans receivable (before net items)	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%	$213,506	100.00%

     The following table presents a reconciliation of Franklin’s loans receivable and mortgage-backed securities after net items:

	At December 31,
	2006	2005	2004
	(In thousands)
Gross loans receivable and mortgage-backed securities (before net items)	$286,118	$253,652	$220,117

Less:
Loans in process	631	1,361	2,162
Deferred loan fees	261	182	189
Allowance for possible loan losses	1,612	1,277	1,430

Unrealized gain on available for sale mortgage-backed securities	(11)	(5)	(84)

Total	2,493	2,815	3,697

Loans receivable and mortgage-backed securities — net	$283,625	$250,837	$216,420

     The following schedule presents the contractual maturity of Franklin’s loan and mortgage-backed securities portfolio at December 31, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change.

	One- to four-family
	real estate		Other real estate		Mortgage-backed		Consumer and
	mortgage loans		mortgage loans		securities		other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		average		average		average		average		average
	Amount	rate	Amount	rate	Amount	rate	Amount	rate	Amount	rate
	(Dollars in thousands)
Due during years ending December 31:
2007	$19,255	6.46%	$17,426	7.42%	$4,868	5.05%	$30,826	7.94%	$72,375	7.23%
2008 and 2009	44,843	5.34	18,950	6.60	140	6.02	701	7.37	64,634	5.73
2010 and 2011	52,785	5.46	16,406	6.44	—	—	1,214	6.75	70,405	5.71
2012 to 2016	45,361	5.61	5,188	6.25	—	—	897	6.57	51,446	5.69
2017 to 2026	7,552	5.5	205	3.37	238	7.19	1,076	7.44	9,071	5.73
2027 and following	17,932	5.34	117	7.24	115	7.68	23	7.49	18,187	5.37

Total	$187,728	5.56%	$58,292	6.76%	$5,361	5.23%	$34,737	7.83%	$286,118	6.07%

     As of December 31, 2006, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2007, consisted of $174.07 million of adjustable-rate loans and $39.67 million of fixed-rate loans.

     The following table shows Franklin’s loan origination, purchase and sale activity, including mortgage-backed securities, during the periods indicated:

	Year ended December 31,
	2006	2005	2004
Loans originated:
One- to four-family	$69,471	$61,515	$35,637
Multi-family	1,951	4,247	2,622
Nonresidential	8,057	8,851	7,255
Land	120	75	79
Consumer and other	21,651	17,942	22,646

Total loans originated	101,250	92,630	68,239
Mortgage-backed securities purchased	—	—	3,160
Loans purchased	—	7,103	125

Total loans originated and mortgage-backed securities and loans purchased	101,250	99,733	71,524

Loans sold:
One- to four-family	6,415	8,332	6,346
Other	338	477	2,028
Mortgage-backed securities sold	—	1,884	—
Principal reductions and payoffs	62,031	55,505	61,672

Increase in loans receivable	32,466	33,535	1,478
Decrease (increase) in net items	322	882	12

Net increase in loans receivable and mortgage-backed securities	$32,788	$34,417	$1,490

     In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments and other miscellaneous services. The amount of these fees varies from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2006, Franklin sold approximately $6.42 million in fixed-rate residential loans, a decrease of 23.00% from 2005. At December 31, 2006, Franklin serviced $63.24 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2006 were $101.25 million, an increase of 9.31% from 2005 levels. This increase in loan originations is primarily the result of an increase in the number of loans obtained from loan brokers. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
     Loans are originated primarily in, and within 100 miles of, Hamilton County, Ohio and come from various sources, including existing customers, customer referrals, loan solicitors employed by Franklin, real estate agents, loan brokers and builders. Loan applications are reviewed by salaried employees. The Chief Lending Officer may approve loans up to $750,000, and any individual to whom the Chief Lending Officer has delegated such authority, may approve real estate loans up to $350,000. The President has the authority to approve loans in amounts of up to $1.5 million, and Franklin’s loan committee, which is comprised of the President, the Chief Lending Officer and other loan personnel, may approve loans up to $2.0 million. All other loans must be approved by Franklin’s Board of Directors or Executive Committee. Real estate pledged to secure a loan is appraised by a designated appraiser.
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
     Based on the 15% Lending Limit, Franklin was able to lend approximately $3.65 million to any individual borrower or group of borrowers at December 31, 2006. Franklin had no outstanding loans in excess of such limit at December 31, 2006.
     One- to Four-family Residential Real Estate Lending. The cornerstone of Franklin’s lending program has been the origination of loans secured by one- to four-family residences. At December 31, 2006, $193.09 million, or 67.48%, of Franklin’s real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in, or within 25 miles of, Hamilton County, Ohio.
     In order to reduce its exposure to changes in interest rates, Franklin has attempted to limit the origination of long-term, fixed-rate loans for its own portfolio and to increase its originations of ARMs when market conditions are favorable. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Annual Report. ARMs tend to decrease Franklin’s exposure to changes in interest rates, but tend to decrease interest income because of the lower yields on adjustable-rate loans.
     Franklin currently offers one- to four-family residential ARMs with initial adjustment periods ranging from one to ten years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 2006, one- to four-family ARMs totaled $155.01 million.
     Franklin originates ARMs with initial interest rates below those which would be indicated by reference to the repricing index and also some ARMs which require a monthly payment equal to the interest due (an “interest only” loan). Franklin could experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 2006, $1.90 million, or 1.23%, of Franklin’s one-to four-family ARMs were delinquent thirty days or more, an increase of $660,000, or 53.23% from 2005.
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
     Multi-Family Residential and Nonresidential Real Estate Lending. As of December 31, 2006, approximately $58.29 million, or 20.38%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of loans secured by multi-family residential and nonresidential properties. Franklin’s multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties.
     While Franklin’s multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in five years or less. Loan fees on originated loans have generally been 1/2% to 1% of the original loan amount (plus expenses). At December 31, 2006, all of Franklin’s multi-family residential or nonresidential real estate loans were secured by properties located either within the State of Ohio or within 100 miles of Hamilton County.
     Properties securing multi-family residential and nonresidential real estate loans originated by Franklin are appraised at the time of the loan by appraisers designated by Franklin (or the lead lender in the case of a loan participation).

     Franklin currently invests in multi-family and nonresidential loans in amounts of 80% or less of the appraised value of the property securing the loan. In some cases, Franklin’s collateral includes junior liens on additional properties owned by the borrower. In underwriting multi-family residential and nonresidential real estate loans (or evaluating the purchase of a loan participation), Franklin considers, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and, if applicable, the past performance of the project.
     Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin’s multi-family residential and nonresidential real estate loans and participations at December 31, 2006, 13 had a principal balance of more than $1.0 million and 27 others had principal balances in excess of $500,000. At December 31, 2006, Franklin had 28 borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $43.00 million. The largest amount outstanding to any borrower or group of borrowers was approximately $3.06 million.
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
     Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2006, Franklin’s nonresidential mortgage loan portfolio was $42.02 million, or 172.50% of its total capital.
     Consumer and Other Lending. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. Consumer loans are either unsecured or secured by the collateral being purchased with loan proceeds, such as a car. Franklin also offers variable rate secured commercial and home equity line of credit loans. Home equity lines of credit are secured by mortgages on real estate. At December 31, 2006, Franklin had $44.80 million of lines of credit, with total outstanding balances of $27.98 million, of which $6.68 million were commercial lines of credit and $21.30 million were home equity lines of credit. Consumer and commercial loans generally involve a higher level of risk, carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2006, $34.74 million, or 12.14%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of consumer and other loans.
     Mortgage-Backed Securities and CMOs. Franklin purchases mortgage-backed securities insured or guaranteed by government agencies when conditions favor such a portfolio investment. At December 31, 2006, mortgage-backed securities totaled approximately $4.37 million, or 1.53% of total loans and mortgage-backed securities, of which $473,000 were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, mortgage-backed securities designated as being held to maturity are carried on Franklin’s balance sheet at cost. The market value of the $473,000 in mortgage-backed securities designated as being held to maturity as of December 31, 2006, was $486,000. The remaining $3.90 million in mortgage-backed securities held at December 31, 2006, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin’s balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2006, the market value of the $3.90 million in mortgage-backed securities designated available for sale was $3.92 million.
     Most of the mortgage-backed securities held by Franklin are pass-through securities in the form of Freddie Mac, Fannie Mae and Ginnie Mae participation certificates. Mortgage-backed pass-through securities generally entitle Franklin to a portion of the cash flows from an identified pool of mortgages and give Franklin an interest in that pool of mortgages. Freddie Mae, Fannie Mae and Ginnie Mae securities are each guaranteed by their respective agencies as to principal and interest.

     Franklin also has $989,000 in collateralized mortgage obligations (“CMOs”), which are secured by one- to four-family mortgage loans. Although they can be useful for hedging and investment, CMOs can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market for such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be “high-risk,” but Franklin has no CMOs in the “high-risk” category. Franklin’s CMOs are designated as available for sale and, in accordance with SFAS No. 115, are carried on its balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2006, the market value of the $989,000 in CMOs designated available for sale was $975,000.
     CMOs and mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or agency or by the underlying collateral. Although CMOs and mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on sale limits the usefulness of these investments for liquidity purposes.
     At December 31, 2006, $494,000, or 9.21%, of Franklin’s CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin’s earnings, particularly in a rising interest rate environment. Conversely, fixed rate mortgage backed securities can positively impact Franklin’s earnings in a falling interest rate environment.
     At December 31, 2006, $4.87 million, or 90.79%, of Franklin’s mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, adjustable-rate securities have lower interest rate risk. In a period of declining interest rates, Franklin is subject to prepayment risk on its adjustable-rate mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise generally, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Annual Report.
     The following table sets forth certain information regarding Franklin’s mortgage-backed securities and CMOs at the dates indicated:

	At December 31, 2006				At December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
	cost	Gains	losses	fair value	cost	gains	losses	fair value
	(In thousands)
Mortgaged-backed securities held to maturity:
Freddie Mac participation certificates	$219	$8	$—	$227	$256	$12	$—	$268
Fannie Mae participation certificates	137	—	—	137	270	3	—	273
Ginnie Mae participation certificates	117	5	—	122	154	10	—	164

	$473	$13	—	$486	$680	$25	$—	$705

Mortgage-backed securities available for sale:
Freddie Mac participation certificates	$86	$1	$—	$87	$116	$3	$—	$119
Fannie Mae participation certificates	593	9	—	602	671	13	—	684
Ginnie Mae participation certificates	3,220	17	1	3,236	4,818	9	11	4,816
CMOs	989	—	14	975	1,488	—	9	1,479

	$4,888	$27	$15	$4,900	$7,093	$25	$20	$7,098

     The combined amortized cost of mortgage-backed securities and CMOs designated as held to maturity or available for sale at December 31, 2006 and 2005, by contractual terms to maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without penalty. Also, the timing of cash flows will be affected if Franklin sells securities designated as available for sale under certain economic conditions.

	Amortized cost at December 31,
	2006	2005
	(In thousands)
Due within one year	$—	$—
Due after one through three years	140	273
Due after three years through five years	—	—
Due after five years through ten years	—	—
Due after ten years through twenty years	2,016	2,577
Due after twenty years	3,205	4,923

	$5,361	$7,773

     Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults. When a borrower fails to make a required payment on a loan, Franklin attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is eight days past due and again when the loan is 30 days past due. In most cases, delinquencies are cured promptly. When deemed appropriate by management, Franklin institutes action to foreclose on the property securing the loan or to acquire it by deed in lieu of foreclosure. If foreclosed, real property is sold at a public sale and may be purchased by Franklin.
     Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as “substandard,” “doubtful” and “loss” assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses on assets classified “substandard” and “doubtful.” For the portion of assets classified as “loss”, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off the amount. Franklin generally establishes a specific allowance for “loss” assets. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of an institution’s asset portfolio. At December 31, 2006, $4.44 million of Franklin’s loans and other assets were classified as “substandard” and $817,000 were classified as “loss.” No loans or assets were classified as “doubtful.” Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required by regulation to be designated “special mention” by management. Franklin designates as “special mention” loans where the borrower has filed bankruptcy, loans that are delinquent less than 90 days on which Franklin purchases hazard insurance because the borrower has allowed the insurance to lapse, loans with two or more delinquent real estate tax payments and loans past their maturity date, regardless of their delinquency status. At December 31, 2006, management had designated $3.90 million in loans and assets as “special mention.”
     The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
30-59 days	$2,194	$576	$601	$700	$2,727
60-89 days	509	298	467	627	892
90 days and over	4,218	4,232	3,118	3,648	2,284

Total	$6,921	$5,106	$4,186	$4,975	$5,903

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

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$771	$870	$899	$1,264	$1,291
Nonresidential real estate	1,105	1,592	325	312	—
Consumer and other	1,992	1,105	1,114	1,040	454

Total	$3,868	$3,567	$2,338	$2,616	$1,745

Total as a percentage of total assets	1.17%	1.20%	0.85%	0.96%	0.62%

Accruing loans delinquent more than 90 days:
Residential real estate	$211	$395	$827	$680	$524
Nonresidential real estate	—	244	—	—	—
Consumer and other	3	159		54	—

Total	$214	$798	$827	$734	$524

Total as a percentage of total assets	0.06%	0.27%	0.30%	0.27%	0.19%

Repossessed assets:
Residential real estate	$428	$—	$—	$210	$160
Nonresidential real estate	—	—	—	—	—

Total	$428	$—	$—	$210	$160

Total as a percentage of total assets	0.13%	—	—	0.07%	0.05%

Total non-performing assets	$4,510	$4,365	$3,165	$3,560	$2,429

Total non-performing assets as a percentage of total assets	1.36%	1.47%	1.15%	1.30%	0.86%

Other loans of concern:
Residential real estate	$1,685	$584	$1,002	$684	$2,565
Nonresidential real estate	713	733	516	608	47
Consumer and other	55	104	33	162	40

Total	$2,453	$1,421	$1,551	$1,454	$2,652

Total as a percentage of total assets	0.74%	0.48%	0.57%	0.53%	0.94%

Unallocated allowance for loan losses	$731	$830	$737	$827	$886

Total allowance for loan losses and repossessed assets	$1,632	$1,277	$1,430	$1,399	$1,203

     For the year ended December 31, 2006, $287,000 in gross interest income would have been recorded had non-accruing loans been current in accordance with their original terms. The amount which was included in interest income on such loans was $92,000 for the year ended December 31, 2006.
     As of December 31, 2006, except for other loans of concern discussed herein, there were no loans which are not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
     As of December 31, 2006, there were no concentrations of loans of any type which exceeded 10% of Franklin’s total loans that are not included as a loan category in the table above.

     Franklin’s non-accruing loans at December 31, 2006, consisted of five one- to four-family residential loans with an aggregate book value of $771,000, two commercial real estate loans with an aggregate book value of $994,000, one multi-family real estate loan with a book value of $111,000, eight commercial lines of credit with an aggregate book value of $1.77 million, two home equity lines of credit with an aggregate book value of $82,000 and thirty-eight other consumer loans with an aggregate book value of $140,000. At December 31, 2006, accruing loans delinquent more than 90 days consisted of three loans with an aggregate book value $211,000 secured by one- to four-family residential real estate and one consumer loan with a book value of $2,800. Other loans of concern at December 31, 2006, included eleven loans with an aggregate book value of $932,000 secured by one- to four-family residential real estate, one loan secured by multi-family real estate with a book value of $753,000, one commercial real estate loan with a book value of $713,000, one home equity line of credit with a book value of $54,000 and one consumer loan with a book value of $1,000. Loans of concern are loans which are not non-accruing or delinquent but which have possible credit problems that cause management to doubt borrower’s ability to repay the loan.
     Under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is considered impaired, based on current information and events, if it is probable that Franklin will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan’s interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2006 and 2005, the recorded investment in loans for which impairment had been recognized was approximately $1.61 million and $1.17 million with related reserves of $746,000 and $174,000, respectively. All of Franklin’s impaired loans are included in the table of non-performing assets above.
     Management’s policy is to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines losses are likely to be incurred on the underlying properties. In establishing loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin’s loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2006, Franklin had $1.63 million of allowances for loan losses, $901,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset Quality/Credit Risk, and - Results of Operations” in the Annual Report.

     The following table sets forth an analysis of Franklin’s allowance for loan losses:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$1,277	$1,430	$1,399	$1,203	$1,107

Charge-offs:
One- to four-family	—	35	110	40	—
Multi-family	—	—	—	—	9
Nonresidential real estate	—	—	181	—	—
Consumer and other	140	553	97	—	—

Total charge-offs	140	588	388	40	9

Recoveries:
One- to four-family	1	—	2	—	—
Multi-family	—	—	—	—	—
Nonresidential real estate	5	8	—	—	—
Consumer and other	37	156	—	—	—

Total recoveries	43	164	2	—	—

Net charge-offs	97	424	386	40	9
Additions charged to operations	452	271	417	236	105

Balance at end of period	$1,632	$1,277	$1,430	$1,399	$1,203

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.19%	0.19%	0.02%	0.01%

Ratio of net charge-offs during the period to average non-performing assets	2.19%	11.26%	11.48%	1.34%	0.50%

     The distribution of Franklin’s allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

	At December 31,
	2006			2005		2004		2003		2002
		Percent of loans in		Percent of loans in		Percent of loans in		Percent of loans in		Percent of loans in
		each category		each category		each category		each category		each category
	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Loans:
One- to four-family	$60	67.48%	$69	64.36%	$44	61.87%	$89	59.57%	$89	63.95%
Multi-family	—	5.69	65	6.73	65	5.62	125	6.65	125	7.37
Nonresidential	292	14.69	—	16.22	—	17.25	—	17.83	—	17.54
Consumer and other	529	12.14	313	12.69	584	15.26	328	15.95	83	11.14
Unallocated	731	—	830	—	737	—	827	—	886	—

Total loans (1)	1,612	100.00%	1,277	100.00%	1,430	100.00%	1,369	100.00%	1,183	100.00%

Repossessed assets:
One- to four-family	20		—		—		30		20
Nonresidential	—		—		—		—		—

Total repossessed assets	20		—		—		30		20

Total allowances	$1,632		$1,277		$1,430		$1,399		$1,203

(1)	All allowances for loan losses are for specific loans, except for the unallocated category.

Investment Activities
     Franklin invests primarily in United States Treasury and agency securities, bank certificates of deposit, obligations issued by states or municipalities and Federal Home Loan Bank (“FHLB”) overnight funds. The securities investments maintained by Franklin reflect, for the most part, management’s primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces Franklin’s vulnerability to changes in interest rates. See Note 2 of the Notes to the Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
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
     The following table presents the amortized cost and market value of Franklin’s investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

	December 31,
	2006		2005		2004
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(In thousands)
U.S. Government and agency obligations	$21,223	$20,912	$23,213	$22,800	$29,897	$29,759

Obligations of states and municipalities	815	813	865	865	965	982

Total	$22,038	$21,725	$24,078	$23,665	$30,862	$30,741

     The composition and maturities of Franklin’s investment securities portfolio are indicated in the following table:

	At December 31, 2006
	Less than	1 to 5	5 to 10	Over	Total investment
	1 year	years	years	10 years	securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Market
	cost	cost	cost	cost	cost	value
	(Dollars in thousands)
U.S. Government and agency obligations	$1,500	$7,772	$6,975	$4,976	$21,223	$20,912

Obligations of states and municipalities	45	670	100	—	815	813

Total investment securities	$1,545	$8,442	$7,075	$4.976	$22,038	$21,725

Weighted average yield(1)	4.69%	4.58%	4.48%	4.69%	4.58%

(1)	Yields reflected have not been computed on a tax equivalent basis.
Sources of Funds
     General. Deposit accounts have traditionally been Franklin’s principal source of funds for use in lending, investment and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings and cash flows generated from operations, which includes interest credited to deposit accounts, and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general market interest rates and the number of loans Franklin originates that are eligible for sale. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity Risk” in the Annual Report.
     Deposits. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts and Keogh accounts.
     The principal types of savings accounts held by Franklin at December 31, 2006, and the applicable rates are summarized as follows:

	Average rate	Minimum deposit	Amount	Percentage of total deposits
	(In thousands)
Transaction accounts:

Savings accounts	1.75%	$100	$29,122	46.97%
Checking accounts	0.86	100	21,427	34.56
Super NOW	0.49	2,500	1,169	1.89
Money market	1.87	2,500	10,289	16.58

Total transaction accounts			$62,007	100.00%

Certificates of deposit:

7-31 day	0.99	$500	$277	0.16%
91 day	1.99	500	89	0.05
Six months	3.79	500	4,354	2.57
One year	4.56	500	39,689	23.46
18 months	4.36	500	6,407	3.79
Two years	4.15	500	11,842	7.00
Three years	4.56	500	7,428	4.39
39 months	4.33	500	20,226	11.96
Five years	4.61	500	78,776	46.57
Other(1)	2.34	500	84	0.05

Total certificates			$169,172	100.00%

(1)	Maturities vary.
     Most accounts earn interest from the date of deposit to the date of withdrawal. Franklin offers a “simply free” checking account that does not earn interest and does not require a minimum balance. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer’s discretion. At December 31, 2006, interest rates paid on transaction accounts (savings accounts, checking accounts, Super NOW accounts and money market accounts) varied depending on the balance in the account and ranged from 0% to 2.96%.
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

     The following table sets forth information relating to Franklin’s savings account flows during the periods shown and total savings at the end of the periods shown:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Opening balance	$219,364	$219,704	$221,666
Deposits	392,624	377,703	376,252
Withdrawals	(387,800)	(383,310)	(383,662)
Interest credited	6,991	5,267	5,448

Ending balance	$231,179	$219,364	$219,704

     The following table sets forth, as of December 31, 2006, the amounts of certificates of deposit maturing during the years indicated:

	Amounts maturing in the year
	ending December 31,
				2010 and
	2007	2008	2009	thereafter
	(In thousands)
2.00% and less	$372	$—	$—	$22
2.01% — 3.00%	11,108	101	92	45
3.01% — 4.00%	8,846	8,370	6,003	240
4.01% — 5.00%	31,215	7,082	7,507	29,434
5.01% — 6.00%	21,518	3,014	11,526	22,549
6.01% — 7.00%	—	128	—	—

Total	$73,059	$18,695	$25,128	$52,290

     The following table sets forth Franklin’s savings flows by type of account, including interest credited, during the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Change in deposit balances:
Savings accounts	$2,404	$(2,173)	$(1,359)
Checking accounts	542	(855)	809
Money market accounts	(8,147)	(7,817)	(5,996)
Certificates:
7-31 day	(64)	(226)	109
91 day	(109)	(114)	(341)
6 months	(2,094)	(2,329)	(1,291)
One year	12,146	13,436	(1,289)
18 months	1,418	(1,232)	(2,787)
Two years	(4,254)	1,104	2,328
Three years	1,755	(2,762)	(2,607)
Thirty-nine months	4,210	(1,686)	1,115
Five years	4,646	5,710	9,921
Other	(638)	(1,396)	(574)

Total increase (decrease)	$11,815	$(340)	$(1,962)

     The following table indicates the amount of Franklin’s certificates of deposit by time remaining until maturity as of December 31, 2006:

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$11,792	$16,075	$30,555	$61,208	$119,630
Certificates of deposit of $100,000 or more	3,490	3,624	7,523	34,905	49,542

Total certificates of deposit	$15,282	$19,699	$38,078	$96,113	$169,172

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
     Borrowings. FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB. Franklin had an investment in stock of the FHLB of Cincinnati of $4.80 million at December 31, 2006.
     As a member, Franklin is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own range of maturities and interest rates, which may be fixed or variable. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin’s FHLB advances outstanding at December 31, 2006, were $72.22 million.
     The following table shows the borrowings outstanding as of December 31, 2006, by interest rate and maturity date:

	Average
Maturing during	interest rate	Outstanding balance
		(In thousands)
2008	5.31%	$9,968
2009	5.07	20,867
2010	5.75	12,219
2011	5.18	18,017
2012-2016	3.85	10,948
Thereafter	1.38	198

Total	5.05%	$72,217

     The following table sets forth the maximum amount of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum amount of borrowings outstanding	$20,773	$15,104	$4,588
Total average amount of borrowings outstanding	14,663	4,955	3,483
Weighted average interest cost of borrowings outstanding	5.15%	4.97%	5.38%

Subsidiary Activities of Franklin
     Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at the time. Madison’s assets consist solely of cash and interest-earning deposits. Madison’s only source of income is the interest earned on these deposits. As of December 31, 2006, Franklin’s investment in Madison was $110,000.
     During the second quarter of 2005, Intrieve, Incorporated (“Intrieve”), Franklin’s data processor, was acquired by Harland Financial Solutions, Inc., a wholly owned subsidiary of the John H. Harland Company. Madison and Franklin each had investments in Intrieve and recognized a combined before tax profit of approximately $687,000 in the transaction received in 2005 and 2006.
     Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin’s investment in Madison at December 31, 2006, did not exceed these limits.
Subsidiary Activities of the Company
     In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation (“Direct Teller”) which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution’s computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in DirectTeller, and its investment in DirectTeller at December 31, 2006, was $50,000.
Competition
     Franklin faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage brokers and bankers. Franklin competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.
     Franklin faces substantial competition in attracting deposits from commercial banks, other savings institutions, money market and mutual funds, credit unions and other investment vehicles. Franklin’s ability to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Franklin competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, access to accounts via ATMs, internet banking, convenient branch locations with inter-branch deposit and withdrawal privileges, and the DirectTeller system discussed above.
Employees
     At December 31, 2006, Franklin had 49 full-time and 15 part-time employees.
Regulation
     General. As an Ohio savings and loan association, Franklin is subject to regulation, examination and oversight by the Division. Franklin also is subject to regulation and examination by the OTS and to regulatory oversight by the FDIC. Franklin must file periodic reports with the Division and the OTS concerning its activities and financial condition. Examinations are conducted periodically by regulators to determine whether Franklin is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Franklin is also subject to certain regulations issued by the FRB.
     The Company is a Delaware corporation and, as Franklin’s holding company, is subject to regulation, examination and oversight by the OTS.

     Ohio Regulation. The Division is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with Ohio law and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in. The ability of Ohio associations to engage in state-authorized investments and activities is subject to FDIC oversight and approval, if such investments or activities are not permissible for a federal savings association. See “Federal Deposit Insurance Corporation.” The Division also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations and may initiate certain supervisory measures or formal enforcement actions against Ohio associations. In certain circumstances, the Division may place an Ohio association in conservatorship or receivership.
     Office of Thrift Supervision. The OTS is an office of the United States Department of the Treasury and is responsible for the regulation and supervision of all federally chartered and all other FDIC insured savings associations. The OTS issues regulations governing the operation of and regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. In certain circumstances, the OTS may appoint a conservator or receiver for a savings association.
     Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws including truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit an association’s ability to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Franklin has received a community reinvestment examination rating of “Satisfactory”.
     OTS Regulatory Capital Requirements. Franklin is required by OTS regulations to meet certain minimum capital requirements, including tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles plus the unrealized loss on available-for-sale securities) of 4.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $783,000) of 8% of risk-weighted assets.
     The following table sets forth the amount and percentage level of Franklin’s regulatory capital at December 31, 2006, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	At December 31, 2006
	Amount	Percent
	(In thousands)
Tangible capital	$23,573	7.14%
Requirement	4,951	1.50

Excess	$18,622	5.64%

Core capital	$23,573	7.14%
Requirement	13,203	4.00

Excess	$10,370	3.14%

Total capital	$24,356	11.41%
Risk-based requirement	17,075	8.00

Excess	$7,281	3.41%

     Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender (“QTL”). Under the first test, at least 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and liquid assets) must consist of qualified thrift investments (“QTIs”) on a monthly average basis in nine out of every 12 months. Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, consumer, student and small business loans and stock issued by any FHLB, Freddie Mac or Fannie Mae. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”), which requires that at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2006, Franklin qualified as a QTL.
     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to Franklin’s Lending Limit, and in the aggregate may not exceed the association’s Franklin’s Lending Limit Capital. Such loans must also be approved by the board without the participation of any “interested” director and the terms of such loans must satisfy certain requirements. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 2006.
     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve Board’s Regulation W which (i) limit the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of the institution’s capital stock and surplus, (ii) limit the aggregate of all affiliate transactions to 20% of capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as transactions with a non-affiliate. An “affiliate” of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. The term “covered transaction” includes the making of loans, purchase of assets, acceptance of a security issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. Franklin was in compliance with these requirements and restrictions at December 31, 2006.
     Limitations on Capital Distributions. Federal law prohibits a savings association from making a capital distribution or paying management fees to certain persons if it would result in the association being undercapitalized. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association. A company controlling an undercapitalized association must guarantee that the association will comply with a capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters.
     An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. During 2006, Franklin paid dividends of $200,000 to the Company.
     Holding Company Regulation. The Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. There are generally no restrictions on the Company’s activities, although this broad latitude to engage in activities can be restricted if the OTS determines an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association or if the association fails to qualify as a QTL. The OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.
     Generally, without OTS approval a savings and loan holding company may not control or acquire more than 5% of the voting shares of a savings association, or the association’s holding company unless it is a subsidiary.

     Acquisitions of Control. Acquisitions of controlling interests of both Franklin and the Company are subject to limitations in federal and state law. Under federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Franklin or the Company without 60 days prior notice to the OTS. “Control” is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed “control” if certain factors are present. If the acquisition of control is by a company, the acquiror would be a savings and loan holding company and must obtain approval, rather than give notice, of the acquisition.
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
     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to certain limits, and safeguards the safety and soundness of the banking and thrift industries. Franklin’s deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Franklin, and has authority to initiate enforcement actions against federally insured savings associations.
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
     The Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), resulted in the merger of the Bank Insurance Fund (“BIF”) and the SAIF into the combined Deposit Insurance Fund (“DIF”). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following: (i) increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000; (ii) adjusting the deposit insurance limits (currently $100,000 for accounts other than retirement accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011; (iii) providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits); (iv) allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996; (v) establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and (vi) revising the rules and procedures for risk-based premium assessments.
     FRB Reserve Requirements. FRB regulations currently require that Franklin maintain reserves of 3.0% of net transaction accounts (primarily NOW accounts) up to $45.8 million (subject to an exemption of up to $8.5 million), and of 10.0% of net transaction accounts in excess of $45.8 million. At December 31, 2006, Franklin was in compliance with these reserve requirements.
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
     Certain thrift institutions, such as Franklin, are allowed deductions for bad debts under a method more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using the “experience” method. Under the experience method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.
     If a thrift institution is required to change its method of computing reserves for bad debt, certain amounts must be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the “applicable excess reserves” of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year commencing after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a small bank, like Franklin, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the “pre-1988 reserves”), or (b) what the thrift’s reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.
     The balance of the pre-1988 reserves is subject to the provisions of Code Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Franklin’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2006, Franklin’s pre-1988 reserves for tax purposes totaled approximately $2.46 million. Franklin believes it had approximately $13.99 million of accumulated earnings and profits for tax purposes as of December 31, 2006, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.
     The tax returns of Franklin have been audited or closed without audit through 2002. Management believes that any examination of open returns would not result in a deficiency which could have a material adverse effect on Franklin’s financial condition.
     Ohio Taxation. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.30% for 2006.
     In 2005, Ohio implemented a Commercial Activity Tax (“CAT”) which is assessed on gross receipts in excess of $150,000. Although gross receipts of financial institutions and their holding companies are exempt from the CAT, Madison and DirectTeller would be subject to the CAT if their gross receipts exceed $150,000 in any tax year.
     Delaware Taxation. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.

Item 2. Description of Property.
     The following table sets forth certain information at December 31, 2006, regarding the properties on which the offices of the Company and Franklin are located:

		Lease	Year	Gross square
Location	Owned or leased	expiration date	facility opened	footage
Corporate Office:

4750 Ashwood Drive	Owned	N/A	1996	19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:

2000 Madison Road	Owned	N/A	1981	2,991
Cincinnati, Ohio 45208

1100 West Kemper Road	Leased	6/09	1984	4,080
Cincinnati, Ohio 45240

7615 Reading Road	Leased	2/14	1971	2,400
Cincinnati, Ohio 45237

11186 Reading Road	Owned	N/A	1974	1,800
Cincinnati, Ohio 45241

5015 Delhi Pike	Owned	4/10	1976	1,675
Cincinnati, Ohio 45238	(Land is leased)

7944 Beechmont Avenue Cincinnati, Ohio 45255	Leased	7/10	2001	1,826

5791 Glenway Avenue	Owned	6/12	2003	2,478
Cincinnati, Ohio 45238	(Land is leased)
     There are no mortgages or liens on any of the office locations owned by the Company or Franklin. The Company believes all office locations are adequately covered by insurance and are in good physical condition. At December 31, 2006, the Company’s office premises and equipment had a net book value of $4.08 million. For additional information regarding the Company’s office premises and equipment, see Notes 6 and 15 of Notes to Consolidated Financial Statements in the Annual Report.
Item 3. Legal Proceedings.
     Neither the Company nor Franklin is presently involved in any material legal proceedings. From time to time Franklin is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
     The information contained in the Annual Report under the caption “CORPORATE INFORMATION - Market Information; and — Dividends” is incorporated herein by reference. The Company did not repurchase any shares in the fourth quarter of 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.
     The information contained in the Annual Report under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.
Item 7. Financial Statements.
     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Clark, Schaefer, Hackett & Co. dated February 12, 2007, contained in the Annual Report are incorporated herein by reference.
Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 8A. Controls and Procedures.
     The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 8B. Other Information.
     On March 23, 2007, Franklin entered into Employment Agreement Extensions with each of Daniel T. Voelpel, Lawrence J. Spitzmueller, Thomas H. Siemers, Gretchen J. Schmidt, John P. Owens and Gregory W. Meyers, extending each of their existing employment agreement for an additional one-year period. As a result, the terms of their employment agreements will end on the following dates: Mr. Voelpel’s on July 1, 2010; Mr. Spitzmueller’s on December 20, 2010; Mr. Siemers’ on October 23, 2010; Ms. Schmidt’s on July 1, 2010; Mr. Owens’ on December 20, 2010; and Mr. Meyers’ on August 15, 2010. The remaining provisions of the original employment agreements are unchanged and remain in full force and effect.
     The foregoing description is qualified in its entirety by reference to the Employment Agreement Extensions, each of which is attached as an exhibit hereto.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
     The information contained in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year (the “Proxy Statement”), under the captions “PROPOSAL ONE — ELECTION OF DIRECTORS — Nominees for Election and Incumbent Directors,” “BOARD AND COMMITTEE INFORMATION — Meetings of the Board of Directors and Committees of the Company — Audit Committee,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE-Stockholder Communications with Directors” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.
     The Company has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the Company’s Code of Ethics may be obtained, free of charge, upon written request to Daniel T. Voelpel, Vice President and Chief Financial Officer, First Franklin Corporation, 4750 Ashwood Drive, Cincinnati, Ohio 45241.
Item 10. Executive Compensation.
     The information contained in the Proxy Statement under the captions “EXECUTIVE OFFICERS - Executive Compensation; — Stock Option Information; — Employment Contracts; and — Retirement Benefits” and “CORPORATE GOVERNANCE — Director Compensation” is incorporated herein by reference.

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
     At December 31, 2006, all outstanding stock options were exercisable. Effective December 15, 2005, the vesting of all unvested stock options was accelerated in anticipation of the effectiveness of Statement of Financial Accounting Standards No. 123R, “Share Based Payment.” The vesting of the options was accelerated to avoid future expenses associated with unvested stock options granted prior to the effective date of the new standard.
     The following table shows, as of December 31, 2006, the number of shares of common stock issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
for future issuance
under equity
	Number of		compensation plans
	securities to be		(excluding
	issued upon	Weighted average	securities
	exercise of	exercise price of	reflected in column
Plan category	outstanding options	outstanding options	(a))
Equity compensation plans approved by security holders	212,280	$14.79	36,672

Equity compensation plans not approved by security holders	—	—	—

Total	212,280	$14.79	36,672

Item 12. Certain Relationships and Related Transactions, and Director Independence.
     The information contained in the Proxy Statement under the captions “RELATED PERSON TRANSACTIONS” and “CORPORATE GOVERNANCE — Director Independence,” is incorporated herein by reference.
PART IV
Item 13. Exhibits.

Exhibit No.	Description

3(a)	Certificate of Incorporation of First Franklin Corporation

3(b)	Amended and Restated Bylaws of First Franklin Corporation

10(a)	First Franklin Corporation 1997 Stock Option and Incentive Plan

10(b)	First Franklin Corporation 2002 Stock Option and Incentive Plan

10(c)	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000

Exhibit No.	Description

10(d)	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated March 23, 2007

10(e)	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated July 1, 2006

10(f)	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 23, 2007

10(g)	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated July 1, 2006

10(h)	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 23, 2007

10(i)	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004

10(j)	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated March 23, 2007

10(k)	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004

10(l)	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated March 23, 2007

10(m)	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005

10(n)	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated March 23, 2007

13	Portions of the Registrant’s 2006 Annual Report to Stockholders

20	Portions of the Proxy Statement for Registrant’s 2007 Annual Meeting of Stockholders

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certification of Chief Executive Officer

31(b)	Section 302 Certification of Chief Financial Officer

32(a)	Section 906 Certification of Chief Executive Officer

32(b)	Section 906 Certification of Chief Financial Officer
Item 14. Principal Accountant Fees and Services
     The information contained in the Proxy Statement under the caption “PROPOSAL TWO - RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit and Non-Audit Fees” is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FRANKLIN CORPORATION

By:	/s/ Thomas H. Siemers Thomas H. Siemers
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas H. Siemers Thomas H. Siemers	By:	/s/ Daniel T. Voelpel Daniel T. Voelpel
	President, Chief Executive Officer		Vice President and Chief Financial Officer
	and a Director		(Principal Accounting Officer)

Date: March 27, 2007		Date: March 27, 2007

By:	/s/ Richard H. Finan Richard H. Finan	By:	/s/ Mary W. Sullivan Mary W. Sullivan
	Director		Director

Date: March 27, 2007		Date: March 27, 2007

By:	/s/ John L. Nolting John L. Nolting	By:	/s/ John J. Kuntz John J. Kuntz
	Director		Director

Date: March 27, 2007		Date: March 27, 2007

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

3(a)	Certificate of Incorporation	Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997 (SEC File No. 000-16362)(the “1996 Form 10-KSB”)

3(b)	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K for the event on December 18, 2006, filed with the Securities and Exchange Commission on December 20, 2006 (SEC File No. 000-16362)

10(a)	First Franklin Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10(c) to the 1996 Form 10-KSB

10(b)	First Franklin Corporation 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 22, 2002 (SEC File No. 000-16362)

10(c)	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000	Incorporated by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003 (SEC File No. 000-16362)

10(d)	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated March 23, 2007	Filed herewith

10(e)	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated July 1, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 11, 2006 (SEC File No. 000-16362)(the “2006 Form 10-QSB”)

10(f)	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 23, 2007	Filed herewith

10(g)	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated July 1, 2006	Incorporated by reference to Exhibit 10.1 to the 2006 Form 10-QSB

10(h)	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 23, 2007	Filed herewith

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

10(i)	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004	Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005 (SEC File No. 000-16362) (the “2004 Form 10-KSB”)

10(j)	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated March 23, 2007	Filed herewith

10(k)	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004	Incorporated by reference to Exhibit 10(g) to the 2004 Form 10-KSB

10(l)	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated March 23, 2007	Filed herewith

10(m)	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005	Incorporated by reference to Exhibit 10(h) to the 2004 Form 10-KSB

10(n)	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated March 23, 2007	Filed herewith

13	Portions of the 2006 Annual Report to Stockholders	Filed herewith

20	Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders	Incorporated by reference to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed by the Registrant no later than 120 days after the end of the fiscal year (SEC File No. 000-16362)

21	Subsidiaries of First Franklin Corporation	Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 (SEC File No. 000-16362)

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31(a)	Section 302 Certification of Chief Executive Officer	Filed herewith

31(b)	Section 302 Certification of Chief Financial Officer	Filed herewith

32(a)	Section 906 Certification of Chief Executive Officer	Filed herewith

32(b)	Section 906 Certification of Chief Financial Officer	Filed herewith