Form 10QSB
period 2007-03-31
FIRST FRANKLIN CORP
filed 2007-05-11
CIK 742161

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

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
Yes   ☐      No  ☑
Applicable Only to Corporate Issuers
As of May 10, 2007 there were issued and outstanding 1,680,534 shares of the Registrant’s Common Stock.
Transitional Small Business Disclosure Format (check one):
     Yes   ☐      No  ☑

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
ASSETS

	March 31, 2007	Dec. 31, 2006
	(Unaudited)
Cash, including certificates of deposit and other interest-earning deposits of $4,050 at 03/31/07 and $3,100 at 12/31/06	$10,341	$7,828
Investment securities:
Securities available-for-sale, at market value (amortized cost of $21,541 at 03/31/07 and $22,038 at 12/31/06)	21,351	21,725
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $4,475 at 03/31/07 and $4,889 at 12/31/06)	4,482	4,900
Securities held-to-maturity, at amortized cost (market value of $446 at 03/31/07 and $486 at 12/31/06)	434	473
Loans receivable, net	276,000	278,253
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,797	4,797
Real estate owned, net	855	408
Accrued interest receivable	1,309	1,120
Property and equipment, net	3,994	4,084
Bank owned life insurance	5,346	5,293
Other assets	2,226	3,158

Total assets	$331,135	$332,039

LIABILITIES

Deposits	$232,925	$231,179
Borrowings	70,092	72,217
Advances by borrowers for taxes and insurance	1,460	2,036
Other liabilities	551	456

Total liabilities	305,028	305,888

Minority interest in consolidated subsidiary	401	405

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 03/31/07 and 12/31/06	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost — 330,533 shares at 03/31/07 and 324,882 shares at 12/31/06	(3,274)	(3,174)
Retained earnings, substantially restricted	22,910	22,927
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(69) at 03/31/07 and $(108) at 12/31/06	(132)	(209)

Total stockholders’ equity	25,706	25,746

	$331,135	$332,039

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the three months ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$4,187	$3,580
Mortgage-backed securities	67	82
Investments	418	322

	4,672	3,984

Interest expense:
Deposits	2,166	1,728
Borrowings	897	625

	3,063	2,353

Net interest income	1,609	1,631
Provision for loan losses	70	50

Net interest income after provision for loan losses	1,539	1,581

Noninterest income:
Gain on loans sold	23	11
Service fees on NOW accounts	194	136
Other income	167	128

	384	275

Noninterest expense:
Salaries and employee benefits	716	705
Occupancy	257	252
Federal deposit insurance premiums	7	7
Advertising	58	77
Service bureau	131	108
Other	552	440

	1,721	1,589

Income before federal income taxes	202	267

Provision for federal income taxes	67	78

Net income	$135	$189

Retained Earnings-Beginning of period	$22,927	$22,177
Net Income	135	189
Less: Dividends declared	(152)	(151)

Retained Earnings-end of period	$22,910	$22,215

Net income per common share:
Basic	$0.08	$0.11
Diluted	$0.08	$0.11
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$135	$189
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	70	50
Gain on sale of investments	—	—
Depreciation and amortization	113	99
FHLB stock dividends	—	(64)
Bank Owned Life Insurance	(53)	(31)
Increase in accrued interest receivable	(189)	(164)
Decrease (increase) in other assets	932	(352)
Increase (decrease) in other liabilities	95	(140)
Other, net	(841)	(489)
Proceeds from sale of loans originated for sale	1,975	1,484
Disbursements on loans originated for sale	(1,969)	(1,310)

Net cash provided (used) by operating activities	268	(728)

Cash flows from investing activities:
Net change in loans receivable	2,253	(8,585)
Principal reduction on mortgage-backed securities	451	578
Proceeds from sale of SBA loans	206	—
Proceeds from sale of student loans	—	5
Proceeds from maturities/calls of investment securities:
Available-for-sale	500	—
Proceeds from the sale of real estate owned	50	—
Capital expenditures	(8)	(42)

Net cash provided (used) by investing activities	3,452	(8,044)

Cash flows from financing activities:
Net change in deposits	1,746	7,058
Net change in borrowed money	(2,125)	(1,431)
Decrease in advances by borrowers for taxes and insurance	(576)	(571)
Issuance (purchase) of treasury stock	(100)	360
Payment of dividends	(152)	(151)

Net cash provided (used) by financing activities	(1,207)	5,265

Net increase (decrease) in cash	2,513	(3,507)

Cash at beginning of year	7,828	5,116

Cash at end of year	$10,341	$1,609

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect an impact from the adoption of this Statement.
In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The Issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with FASB Statement No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” if in substance, a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management is currently assessing the impact of the Issue on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement No. 159 are elective. However, the amendment to FASB Statement No. 115 applies to all entities with available-for-sale and trading securities. The fair value option established by Statement No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The effective date of the statement is for the first fiscal period that begins after November 15, 2007 with earlier adoption allowed with specific requirements of the statement. Management is currently assessing the impact of the statement on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operations
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
GENERAL
First Franklin Corporation (“First Franklin” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of the outstanding common stock of The Franklin Savings and Loan Company (“Franklin”).
First Franklin’s mission is to provide high quality, cost effective financial products and services which accrue to the benefit of its customers, employees, shareholders, and the communities it serves by adhering to the following values:
1. Exceed customers’ expectations regarding service and products.
2. Achieve success through our employees’ efforts.
3. Stockholder satisfaction will enable us to continue serving our customers.
4. Support the communities we serve.
5. Combine business success with integrity.
The Company’s operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to enhancing shareholder value by structuring and delivering quality services that attract customers and satisfy both their needs and preferences. Management’s goal is to maintain profitability and a strong capital position by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and (vi) maintaining asset quality.
As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision (“OTS”), although the Company’s activities are not limited by the OTS as long as certain conditions are met. The Company’s assets consist of cash, interest-earning deposits, the building in which the Company’s corporate offices are located and investments in Franklin and DirectTeller Systems Inc. (“DirectTeller”).
Franklin is an Ohio chartered stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin’s business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase investments. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at that time. At the present time, Madison has no operations and its only assets are cash and interest-earning deposits. Madison’s only source of income is the interest earned on these deposits.
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland can terminate this agreement at any time by switching the existing users to a different system. DirectTeller has completed development of a Customer Relationship Management (“CRM”) system which is designed to be integrated with a Voice over Internet Protocol (“VOIP”) telephone system. Franklin upgraded to the state-of-the-art VOIP telephone system and is using the CRM program.
In September 2006, management and the Board of Directors reviewed the Company’s strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing stockholder value. During the next three years, management will continue to emphasize the expansion of its consumer and commercial loan portfolios, the use of technology to improve efficiency, the restructuring of its deposit portfolio to put more emphasis on core deposits and cross-selling of services, and enhancing the efficiency of its staff.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $900,000 (0.3%) from $332.04 million at December 31, 2006 to $331.14 million at March 31, 2007. During the first quarter of 2007, mortgage-backed securities decreased $457,000, cash and investments increased $2.14 million, loans receivable decreased $2.25 million, borrowings decreased $2.13 million and deposits increased $1.75 million.
Loan disbursements of $12.82 million occurred during the current quarter compared to loan disbursements of $23.70 million during the three months ended March 31, 2006. Mortgage loan sales of $2.18 million occurred during the current three-month period. The decrease in loan disbursements during the current quarter reflects a general decline in the housing market. At March 31, 2007, Franklin had $1.12 million of commitments to originate mortgage loans, $1.54 million of undisbursed loan funds were being held on various construction loans, and $17.00 million of undisbursed consumer and commercial lines of credit. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets increased $2.14 million during the three months ended March 31, 2007 to $31.69 million. This increase reflects loan and mortgage-backed securities repayments of $13.40 million, loan sales of $2.18 million and deposit growth of $1.75 million less loan disbursements of $12.82 million and repayment of borrowings of $2.13 million. At March 31, 2007, liquid assets were 9.58% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2007. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$21,541	$28	$218	$21,351
Mortgage-backed securities	4,475	24	17	4,482
Held-to-maturity
Mortgage-backed securities	434	12	0	446

	$26,450	$64	$235	$26,279
Management has the intent to hold these securities for the foreseeable future. The decline in market value is due to an increase in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.
At March 31, 2007, deposits were $232.93 million compared to $231.18 million at December 31, 2006, an increase of $1.75 million. During the current quarter, consumers moved funds from core deposit accounts to higher yielding certificates of deposit. As a result, core deposits decreased $35,000 and certificates increased $1.78 million. Interest of $1.92 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits decreased $170,000 during the three-month period ended March 31, 2007.
At March 31, 2007, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $70.09 million at an average cost of 5.04%. During the next twelve months, required principal reduction on these borrowings will be $8.96 million.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of December 31, 2006, was rated in the most favorable interest rate risk category under OTS guidelines.
At March 31, 2007, $4.01 million of assets were classified substandard, no assets were classified doubtful, $744,000 were classified loss and $3.53 million were designated by management as special mention, compared to $4.44 million as substandard, $817,000 as loss and $3.90 million designated as special mention at December 31, 2006. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $2.39 million at March 31, 2007 and $3.24 million at December 31, 2006. At March 31, 2007, the recorded investment in loans for which impairment has been recognized was approximately $1.21 million with related reserves of $701,000.
The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2007.

(Dollars in thousands)
Balance at beginning of period	$1,632
Charge offs	177
Additions charged to operations	70
Recoveries	0
Balance at end of period	$1,525
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company continues to enjoy a strong capital position. At March 31, 2007, net worth was $25.71 million, which is 7.77% of assets. At the same date, book value per share was $15.30, compared to $15.27 per share at December 31, 2006.
The following table summarizes, as of March 31, 2007, Franklin’s regulatory capital position in dollars and as a percentage of assets.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Core	$23,744	$13,210	$10 ,534	7.19%	4.00%	3.19%
Risk-based	24,535	17,045	7,490	11.52%	8.00%	3.52%
COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2007 and 2006 was $212,000 and $116,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS

Net income was $135,000 ($0.08 per basic share) for the current quarter compared to $189,000 ($0.11 per basic share) for the quarter ended March 31, 2006. The decrease in income before taxes during the current three-month period, when compared to the same period in 2006, reflects an increase of $109,000 in noninterest income, which was more than offset by a decrease of $22,000 in net interest income and increases of $132,000 in noninterest expense and $20,000 in the provision for loan losses.
Net interest income, before provisions for loan losses, was $1.61 million for the current quarter compared to $1.63 million for the first quarter of 2006. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the three month periods ended March 31,
		2007 vs 2006	Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$404	$203	$607
Mortgage-backed securities	(39)	24	(15)
Investments	16	69	85
FHLB stock	4	7	11

Total interest-earning assets	$385	$303	$688

Interest expense attributable to:
Demand deposits	($9)	$22	$13
Savings accounts	9	61	70
Certificates	80	275	355
FHLB advances and other borrowings	273	(1)	272

Total interest-bearing liabilities	$353	$357	$710

Increase in net interest income	$32	($54)	($22)

(1)	Includes non-accruing loans.
As the tables below illustrate, average interest-earning assets increased $26.55 million to $312.34 million during the three months ended March 31, 2007, from $285.79 million for the three months ended March 31, 2006. Average interest-bearing liabilities increased $28.56 million from $273.30 million for the three months ended March 31, 2006, to $301.86 million for the current three-month period. Thus, average net interest-earning assets decreased $2.01 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.92% for the three months ended March 31, 2007, compared to 2.14% for the same period in 2006. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 3.44% for the three months ended March 31, 2006, to 4.06% for the same three-month period in 2007. During the same period the yield on interest-earning assets increased from 5.58% to 5.98%.The majority of the increase in the cost on interest-bearing liabilities is the result of an increase in the cost of certificates of deposit from 3.90% to 4.55%. It appears that the decline in the interest rate spread has stabilized and is beginning to increase.

	For the three months ended March 31, 2007
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$276,915	6.05%
Mortgage-backed securities	4,797	5.31%
Investments	25,591	5.36%
FHLB stock	5,045	6.25%

Total	$312,348	5.98%
Average interest-bearing liabilities
Demand deposits	$31,684	1.30%
Savings accounts	29,145	1.73%
Certificates	170,233	4.55%
FHLB advances	70,801	5.07%

Total	$301,863	4.06%

Net interest-earning assets/interest rate spread	$10,485	1.92%

	For the three months ended March 31, 2006
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$249,700	5.73%
Mortgage-backed securities	7,369	4.45%
Investments	24,172	4.27%
FHLB stock	4,549	5.63%

Total	$285,790	5.58%

Average interest-bearing liabilities
Demand deposits	$36,178	1.00%
Savings accounts	25,551	0.88%
Certificates	162,349	3.90%
FHLB advances	49,225	5.08%

Total	$273,303	3.44%

Net interest-earning assets/interest rate spread	$12,487	2.14%
Noninterest income for the quarter ended March 31, 2007 was $384,000 compared to $275,000 for the same quarter in 2006. The majority of the increase in noninterest income is the result of increased fees earned on checking accounts due to the overdraft protection program.
Noninterest expense was $1.72 million for the current quarter compared to $1.59 million for the quarter ended March 31, 2006. As a percentage of average assets, this is 2.09% for the current three-month period compared to 2.12% for the first three months of 2006. The increase in noninterest expense is due to increases in service bureau costs, real estate owned expenses, checking account fraud losses and the cost of the new checking account program.

Item 3 A(T). Controls and Procedures
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a None
(b) None
(c) None

(d)
Purchases of Equity Securities

(d)
			(c)	Maximum number (or
			Total number of	approximate dollar
	(a)		shares	value) of shares that
	Total	(b)	purchased as	may yet be
	number of	Average	part of publicly	purchased under the
	shares	price paid	announced plan	plans
Period	purchased	per share	or programs	or programs
January 1, 2007
through	—	—	—	—
January 31, 2007

February 1, 2007
through	5,926	$17.40	—	—
February 28, 2007

March 1, 2007
through	—	—	—	—
March 31, 2007

Total	5.926	$17.40	—	—

The Company does not current have an active repurchase program, the 5,926 shares purchased in February 2006 were as the result of a private negotiated transaction.
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
Date: May 11, 2007