Form 10QSB
period 2007-06-30
FIRST FRANKLIN CORP
filed 2007-08-13
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

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
As of August 13, 2007 there were issued and outstanding 1,680,609 shares of the Registrant’s Common Stock.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
INDEX

		Page No.

Part I Financial Information

Item 1.	Consolidated Balance Sheets — June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income and Retained Earnings - Three - and six-month periods ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows — Six-month periods ended June 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8

Item 3.	Controls and Procedures	14

Part II Other Information		15

Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $4,150 at 06/30/07 and $3,100 at 12/31/06	$8,801	$7,828
Investment securities:
Securities available-for-sale, at market value (amortized cost of $20,043 at 06/30/07 and $22,038 at 12/31/06)	19,633	21,725
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $3,971 at 06/30/07 and $4,889 at 12/31/06)	3,992	4,900
Securities held-to-maturity, at amortized cost (market value of $407 at 06/30/07 and $486 at 12/31/06)	395	473
Loans receivable, net	271,406	278,253
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,797	4,797
Real estate owned, net	1,148	408
Accrued interest receivable	1,245	1,120
Property and equipment, net	3,903	4,084
Bank owned life insurance	5,403	5,293
Other assets	2,138	3,158

Total assets	$322,861	$332,039

LIABILITIES
Deposits	$229,271	$231,179
Borrowings	65,890	72,217
Advances by borrowers for taxes and insurance	1,261	2,036
Other liabilities	506	456

Total liabilities	296,928	305,888

Minority interest in consolidated subsidiary	396	405

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 06/30/07 and 12/31/06	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 330,258 shares at 06/30/07 and 324,882 shares at 12/31/06	(3,271)	(3,174)
Retained earnings, substantially restricted	22,887	22,927
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(145) at 06/30/07 and $(108) at 12/31/06	(281)	(209)

Total stockholders’ equity	25,537	25,746

	$322,861	$332,039

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2007	June 30,2006	June 30,2007	June 30,2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$4,094	$3,826	$8,281	$7,406
Mortgage-backed securities	62	80	129	162
Investments	437	332	855	654

	4,593	4,238	9,265	8,222

Interest expense:
Deposits	2,201	1,884	4,367	3,612
Borrowings	857	733	1,754	1,358

	3,058	2,617	6,121	4,970

Net interest income	1,535	1,621	3,144	3,252

Provision for loan losses	75	66	145	116

Net interest income after provision for loan losses	1,460	1,555	2,999	3,136

Noninterest income:
Gain on loans sold	45	13	68	24
Gain on sale of investments	—	5	—	5
Gain on sale of Intrieve investment	—	42	—	42
Gain on sale of Financial Institution Partners III investment	—	575	—	575
Service fees on NOW accounts	210	152	404	288
Other income	193	169	360	297

	448	956	832	1,231

Noninterest expense:
Salaries and employee benefits	736	720	1,452	1,425
Occupancy	263	258	520	510
Federal deposit insurance premiums	7	7	14	14
Advertising	51	83	109	160
Service bureau	128	104	259	212
Other	572	489	1,124	929

	1,757	1,661	3,478	3,250

Income before federal income taxes	151	850	353	1,117

Provision for federal income taxes	23	284	90	362

Net income	$128	$566	$263	$755

Retained Earnings-Beginning of period	$22,910	$22,215	$22,927	$22,177
Net Income	128	566	263	755
Less: Dividends declared	(151)	(152)	(303)	(303)

Retained Earnings-end of period	$22,887	$22,629	$22,887	$22,629

Net income per common share:
Basic	$0.08	$0.34	$0.16	$0.45
Diluted	$0.07	$0.33	$0.15	$0.44
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$263	$755
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	145	116
Gain on sale of investments	—	(5)
Gain on sale of Intrieve investment	—	(42)
Gain on sale of Financial Institution Partners III investment	—	(575)
Depreciation and amortization	211	196
FHLB stock dividends	—	(130)
Bank Owned Life Insurance	(110)	(61)
Increase in accrued interest receivable	(125)	(124)
Decrease (increase) in other assets	1,020	(601)
Increase (decrease) in other liabilities	50	(155)
Other, net	(1,486)	(144)
Proceeds from sale of loans originated for sale	5,577	3,565
Disbursements on loans originated for sale	(5,410)	(2,600)

Net cash provided by operating activities	135	195

Cash flows from investing activities:
Net change in loans receivable	6,847	(27,452)
Principal reduction on mortgage-backed securities	994	1,227
Proceeds from sale of SBA loans	206	—
Proceeds from sale of student loans	137	213
Proceeds from maturities/calls of investment securities:
Available-for-sale	2,000	2,000
Proceeds from the sale of real estate owned	78	—
Proceeds from sale of Intrieve investment	—	42
Capital expenditures	(14)	(42)

Net cash provided (used) by investing activities	10,248	(24,012)

Cash flows from financing activities:
Net change in deposits	(1,908)	8,655
Net change in borrowed money	(6,327)	14,801
Decrease in advances by borrowers for taxes and insurance	(775)	(751)
Issuance (purchase) of treasury stock	(97)	360
Payment of dividends	(303)	(303)

Net cash provided (used) by financing activities	(9,410)	22,762

Net increase (decrease) in cash	973	(1,055)

Cash at beginning of year	7,828	5,116

Cash at end of year	$8,801	$4,061

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specific situations, which includes the transfer of financial assets that meet the requirements of sale accounting. It also requires that separately recognized servicing assets and liabilities be initially valued at fair value, if practical, and permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods of each class of servicing assets or liabilities for reporting in the entity’s financial statement. It also requires separate presentation of servicing assets and servicing liabilities in the financial statements. The effective date of the pronouncement is for fiscal periods that begin after September 15, 2006 with earlier adoption allowed provided the entity has not yet issued financial statement, including interim financial statements. The Corporation adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation has adopted FIN 48 without effect on the Corporation’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” . SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect an impact from the adoption of this Statement.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” . The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with FASB Statement No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” if in substance, a postretirement plan exists, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion” , if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management is currently assessing the impact of the Issue on the Company’s financial statements.

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
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland currently offers a competing system to customers switching to its new teller platform, it is anticipated that it will totally phase out the use of the DirectTeller system over the next two to three years. DirectTeller has completed development of a Customer Relationship Management (CRM) system which is designed to be integrated with a “Voice Over Internet Protocol (VOIP)” telephone system. Franklin upgraded to the state-of-the-art VOIP telephone system and is using the CRM program.
In September 2006, management and the Board of Directors reviewed the Company’s strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing stockholder value. During the next three years, management will continue to emphasize the expansion of Franklin’s consumer and commercial loan portfolios, the use of technology to improve efficiency, the restructuring of Franklin’s deposit portfolio to put more emphasis on core deposits and cross-selling of services, and enhancing the efficiency of its staff. Management and the Board of Directors are going to meet this fall to review the progress being made and discuss any changes needed.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $9.18 million (2.8%) from $332.04 million at December 31, 2006 to $322.86 million at June 30, 2007, compared to a $22.98 million (7.7%) increase for the same period in 2006. During 2007, mortgage-backed securities decreased $986,000, cash and investments decreased $1.12 million, loans receivable decreased $6.85 million, deposits decreased $1.91 million and borrowings decreased $6.33 million.
Loan disbursements were $24.01 million during the current six-month period compared to $60.47 million during the six months ended June 30, 2006. Disbursements during the second quarter of 2007 were $11.19 million compared to $36.77 million during the same quarter in 2006. The decrease in loan disbursements reflects a general slowdown in the housing market being experienced by all lenders. Mortgage loan sales were $5.58 million during the current six-month period compared to $3.57 million during the six months ended June 30, 2006. The increase in loan sales is the result of increased consumer demand for fixed-rate loans, which Franklin sells in the secondary market. At June 30, 2007, commitments to originate mortgage loans were $1.31 million. At the same date, $1.91 million of undisbursed loan funds were being held on various construction loans. The Company also had undisbursed lines of credit on consumer and commercial loans of approximately $17.95 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets decreased $1.12 million during the six months ended June 30, 2007 to $28.43 million. This decrease reflects loan and mortgage-backed securities repayments of $26.52 million and loan sales of $5.58 million, less loan disbursements of $24.01 million, savings outflows of $1.91 million and the repayment of $6.33 million of borrowings. At June 30, 2007, liquid assets were 8.81% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2007. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$20,043	$4	$414	$19,633
Mortgage-backed securities	3,971	33	12	3,992
Held-to-maturity
Mortgage-backed securities	395	12	0	407
	$24,409	$49	$426	$24,032
Management has the intent to hold these securities for the foreseeable future and the decline in market value of the investment securities is due to the increase in market interest rates. Management expects the market value to recover as securities approach their maturity dates.
At June 30, 2007, deposits were $229.27 million compared to $231.18 million at December 31, 2006, a decrease of $1.91 million. During the current six-month period, consumers moved funds from core deposit accounts to higher yielding certificates of deposit. As a result, core deposits decreased $1.72 million. Interest of $3.90 million was credited to accounts during the six months. After eliminating the effect of interest credited, deposits decreased $5.81 million during the six-month period ended June 30, 2007.
At June 30, 2007, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $65.89 million at an average cost of 5.01%. During the next twelve months, required principal reduction on the FHLB advances will be $9.04 million.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, consisting primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such a structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of March 31, 2007, the most current data available, Franklin’s assets repriced or matured more rapidly than its liabilities and Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
At June 30, 2007, $4.66 million of assets were classified substandard, no assets were classified doubtful, $955,000 were classified loss and $5.64 million were designated by management as special mention, compared to $4.44 million as substandard, $817,000 as loss and $3.90 million designated as special mention at December 31, 2006. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $3.05 million at June 30, 2007 and $3.24 million at December 31, 2006. At June 30, 2007, the recorded investment in loans for which impairment has been recognized was approximately

$1.12 million with related reserves of $672,000.
The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2007.

(Dollars in thousands)
Balance at beginning of period	$1,632
Charge offs	217
Additions charged to operations	145
Recoveries	32

Balance at end of period	$1,592
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. The Company continues to enjoy a strong capital position. At June 30, 2007, net worth was $25.54 million, which was 7.91% of assets. At the same date, book value per share was $15.20, compared to $15.27 per share at December 31, 2006.
The following table summarizes, as of June 30, 2007, Franklin’s regulatory capital position.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

Core	$23,905	$12,891	$11,014	7.42%	4.00%	3.42%
Risk-based	24,542	16,858	7,684	11.65%	8.00%	3.65%
COMPREHENSIVE INCOME
Comprehensive income for the six months ended June 30, 2007 and 2006 was $191,000 and $391,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had net income of $128,000 ($0.08 per basic share) for the current quarter and $263,000 ($0.16 per basic share) for the six months ended June 30, 2007 compared to net income of $566,000 ($0.34 per basic share) for the second quarter of 2006 and $755,000 ($0.45 per basic share) for the six months ended June 30, 2006. The decrease in net income during the current six-month period reflects increases of $116,000 in checking account fees and $44,000 in gains on loans sold which were more than offset by increases of $228,000 in operating expenses and $29,000 in loan loss provisions and decreases of $617,000 in the profits on the sale of investments and $108,000 in net interest income. During the second quarter of 2006 the Company realized an approximate $575,000 profit on the withdrawal of capital from its investment in the Financial Institutions Partners III (“FIP III”) partnership and an additional profit of $42,000 on the sale of Franklin and Madison’s investment in Intrieve, Incorporated, when Intrieve was acquired by Harland.
Net interest income, before provisions for loan losses, was $1.54 million for the current quarter and $3.14 million for the first six months of 2007, compared to $1.62 and $3.25 million, respectively, for the same periods in 2006. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the six month periods ended June 30,
	2007 vs 2006
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$528	$347	$875
Mortgage-backed securities	(71)	38	(33)
Investments	43	135	178
FHLB stock	6	17	23

Total interest-earning assets	$506	$537	$1,043

Interest expense attributable to:
Demand deposits	($17)	$40	$23
Savings accounts	16	123	139
Certificates	119	474	593
FHLB advances and other borrowings	382	14	396

Total interest-bearing liabilities	$500	$651	$1,151

Increase in net interest income	$6	($114)	($108)

(1)	Includes non-accruing loans.
As the tables below illustrate, average interest-earning assets increased $17.63 million to $310.20 million during the six months ended June 30, 2007, from $292.57 million for the six months ended June 30, 2006. Average interest-bearing liabilities increased $19.15 million from $280.60 million for the six months ended June 30, 2006, to $299.75 million for the current six-month period. Thus, average net interest-earning assets decreased $1.52 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.89% for the six months ended June 30, 2007, compared to 2.08% for the same period in 2006. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 3.54% for the six months ended June 30, 2006, to 4.08% for the same six-month period in 2007. During the same period the yield on interest-earning assets increased from 5.62% to 5.97% due to an increase in market interest rates on loans and investments. The majority of the increase in the cost on interest-bearing liabilities is the result of an increase in the cost of certificates of deposit from 4.04% to 4.60%. This increase in the cost of certificates is the result of maturing certificates renewing at significantly higher market rates than they are currently receiving. Based on current market conditions, Franklin anticipates lowering the interest rates paid on maturing certificates and various core deposit accounts. This should result in a slow increase in the interest rate spread back to normal historical levels.

	For the six months ended June 30, 2007
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$275,247	6.02%
Mortgage-backed securities	4,794	5.38%
Investments	25,366	5.53%
FHLB stock	4,797	6.38%

Total	$310,204	5.97%

Average interest-bearing liabilities
Demand deposits	$31,352	1.26%
Savings accounts	29,459	1.79%
Certificates	169,904	4.60%
FHLB advances	69,039	5.08%

Total	$299,754	4.08%

Net interest-earning assets/interest rate spread	$10,450	1.89%

	For the six months ended June 30, 2006
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$257,392	5.75%
Mortgage-backed securities	7,060	4.59%
Investments	23,535	4.45%
FHLB stock	4,582	5.67%

Total	$292,569	5.62%

Average interest-bearing liabilities		%
Demand deposits	$35,989	0.97%
Savings accounts	26,412	0.94%
Certificates	164,187	4.04%
FHLB advances	54,010	5.03%

Total	$280,598	3.54%

Net interest-earning assets/interest rate spread	$11,971	2.08%
Noninterest income was $448,000 for the quarter and $832,000 for the six months ended June 30, 2007 compared to $956,000 for the same quarter in 2006 and $1.23 million for the six months ended June 30, 2006. During the current six-month period, checking account fees increased $116,000 and the profit on the sale of loans increased $44,000. During the second quarter of 2006, the Company realized an approximate $575,000 profit on the withdrawal of capital from its investment in FIP III and an additional profit on the sale of Franklin and Madison’s investment in Intrieve, Incorporated, of $42,000.
Noninterest expenses were $1.76 million for the current quarter and $3.48 million for the current six-month period compared to $1.66 million for the same quarter in 2006 and $3.25 million for the six months ended June 30, 2006. As a percentage of average assets, this is 2.12% for the six months ended June 30, 2007 compared to 2.11% for the first six months of 2006. The increase in noninterest expense is due to increases in service bureau costs, real estate owned expenses and the cost of the new checking account program.

Item 3A (T). Controls and Procedures
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Shareholders held on April 23, 2007, the following items were voted on by the shareholders:

		Voting negative,
		withholding
	Affirmative	or abstaining
Election of two directors:

John J. Kuntz	1,243,762	267,024
Thomas H. Siemers	1,195,075	315,711

Ratification of the selection of Clark, Schaefer, Hackett & Co. as independent accountants for the current fiscal year.	1,451,806	58,980
Richard H. Finan and Mary W. Sullivan continued to serve as directors for terms expiring in 2009 and John L. Nolting continue to serve as a director for a term expiring in 2008.
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

Date: August 13, 2007