Form 10QSB
period 2007-09-30
FIRST FRANKLIN CORP
filed 2007-11-13
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

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
As of November 13, 2007 there were issued and outstanding 1,680,684 shares of the Registrant’s Common Stock.
Transitional Small Business Disclosure Format (check one):
     Yes ☐ No ☑

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $100 at 09/30/07 and $3,100 at 12/31/06	$3,354	$7,828
Investment securities:
Securities available-for-sale, at market value (amortized cost of $20,010 at 09/30/07 and $22,038 at 12/31/06)	19,840	21,725
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $3,526 at 09/30/07 and $4,889 at 12/31/06)	3,543	4,900
Securities held-to-maturity, at amortized cost (market value of $363 at 09/30/07 and $486 at 12/31/06)	349	473
Loans receivable, net	274,940	278,253
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,797	4,797
Real estate owned, net	1,005	408
Accrued interest receivable	1,413	1,120
Property and equipment, net	3,810	4,084
Bank owned life insurance	5,460	5,293
Other assets	1,819	3,158

Total assets	$320,330	$332,039

LIABILITIES

Deposits	$228,635	$231,179
Borrowings	63,583	72,217
Advances by borrowers for taxes and insurance	1,692	2,036
Other liabilities	527	456

Total liabilities	294,437	305,888

Minority interest in consolidated subsidiary	242	405

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 09/30/07 and 12/31/06	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost — 330,183 shares at 09/30/07 and 324,882 shares at 12/31/06	(3,270)	(3,174)
Retained earnings, substantially restricted	22,841	22,927
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(62) at 09/30/07 and $(108) at 12/31/06	(122)	(209)

Total stockholders’ equity	25,651	25,746

	$320,330	$332,039

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$4,086	$4,173	$12,367	$11,579
Mortgage-backed securities	58	77	187	239
Investments	383	344	1,238	998

	4,527	4,594	13,792	12,816

Interest expense:
Deposits	2,194	2,055	6,561	5,667
Borrowings	810	846	2,564	2,204

	3,004	2,901	9,125	7,871

Net interest income	1,523	1,693	4,667	4,945

Provision for loan losses	41	215	186	331

Net interest income after provision for loan losses	1,482	1,478	4,481	4,614

Noninterest income:
Gain on loans sold	27	7	95	31
Gain on sale of investments	12	—	12	5
Gain on sale of Intrieve investment	—	—	—	42
Gain on sale of Financial Institution Partners III investment	—	—	—	575
Service fees on checking accounts	216	139	620	427
Other income	172	127	532	424

	427	273	1,259	1,504

Noninterest expense:
Salaries and employee benefits	718	725	2,170	2,150
Occupancy	254	267	774	777
Federal deposit insurance premiums	7	7	21	21
Advertising	69	71	178	231
Service bureau	126	111	385	323
Other	622	482	1,746	1,411

	1,796	1,663	5,274	4,913

Income before federal income taxes	113	88	466	1,205

Provision for federal income taxes	9	19	99	381

Net income	$104	$69	$367	$824

Retained Earnings—Beginning of period	$22,887	$22,629	$22,927	$22,177
Net Income	104	69	367	824
Less: Dividends declared	(150)	(152)	(453)	(455)

Retained Earnings—end of period	$22,841	$22,546	$22,841	$22,546

Net income per common share:
Basic	$0.06	$0.04	$0.22	$0.49
Diluted	$0.06	$0.04	$0.22	$0.48
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended
	Sept. 30, 2007	Sept. 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$367	$824
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	186	331
Gain on sale of investments	(12)	(5)
Gain on sale of Intrieve investment	—	(42)
Gain on sale of Financial Institution Partners III investment	—	(575)
Depreciation and amortization	315	274
FHLB stock dividends	—	(197)
Bank Owned Life Insurance	(166)	(92)
Increase in accrued interest receivable	(293)	(263)
Increase in other assets	(19)	(285)
Increase (decrease) in other liabilities	71	(26)
Other, net	(1,163)	(113)
Proceeds from sale of loans originated for sale	7,261	4,252
Disbursements on loans originated for sale	(7,049)	(3,287)

Net cash provided (used) by operating activities	(502)	796

Cash flows from investing activities:
Net change in loans receivable	2,697	(34,269)
Principal reduction on mortgage-backed securities	1,483	1,840
Proceeds from sale of SBA loans	206	—
Proceeds from sale of student loans	223	264
Proceeds from maturities/calls of investment securities:
Available-for-sale	2,050	2,000
Decrease (increase) in real estate owned	(55)	15
Proceeds from sale of Intrieve investment	—	42
Proceeds from sale of Financial Institutions Partners III investment	1,358	1,350
Dividend from DirectTeller Systems Inc.	153	—
Capital expenditures	(15)	(124)

Net cash provided (used) by investing activities	8,100	(28,882)

Cash flows from financing activities:
Net change in deposits	(2,544)	15,175
Net change in borrowed money	(8,635)	11,362
Decrease in advances by borrowers for taxes and insurance	(344)	(285)
Issuance (purchase) of treasury stock	(96)	361
Payment of dividends	(453)	(455)

Net cash provided (used) by financing activities	(12,072)	26,158

Net decrease in cash	(4,474)	(1,928)

Cash at beginning of year	7,828	5,116

Cash at end of year	$3,354	$3,188

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company” or “First Franklin”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specific situations, which includes the transfer of financial assets that meet the requirements of sale accounting. It also requires that separately recognized servicing assets and liabilities be initially valued at fair value, if practical, and permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods of each class of servicing assets or liabilities for reporting in the entity’s financial statements. It also requires separate presentation of servicing assets and servicing liabilities in the financial statements. The effective date of the pronouncement is for fiscal periods that begin after September 15, 2006 with earlier adoption allowed provided the entity has not yet issued financial statements, including interim financial statements. The Company adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 without effect on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect an impact from the adoption of this Statement.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement No. 159 are elective. However, the amendment to FASB Statement No. 115 applies to all entities with available-for-sale and trading securities. The fair value option established by Statement No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The effective date of the statement is for the first fiscal period that begins after November 15, 2007 with earlier adoption allowed with specific requirements of the statement. Management is currently assessing the impact of the statement on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
GENERAL
First Franklin Corporation (the “Company” or “First Franklin”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of the outstanding stock of The Franklin Savings and Loan Company (”Franklin”).
First Franklin’s mission is to maximize the value of the Company for its stockholders by adhering to the following values:
1.	Exceed customers’ expectations regarding service and products.

2.	Achieve success through our employees’ efforts.

3.	Stockholder satisfaction will enable us to continue serving our customers.

4.	Support the communities we serve.

5.	Combine business success with integrity.
The Company’s operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to producing stockholder value by structuring and delivering quality services that attract customers and satisfy their needs and preferences. Management’s goal is to maintain profitability and a strong capital position. It seeks to accomplish this goal by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and (vi) maintaining asset quality.
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
Franklin is an Ohio stock savings and loan headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin’s business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase investments. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at that time. At the present time, Madison’s assets consist solely of cash and interest-earning deposits and its only source of income is the interest earned on these deposits.
The Company owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland currently offers a competing system to customers switching to its new teller platform, and it is anticipated that it will totally phase out the use of the DirectTeller system over the next two to three years. DirectTeller has completed development of a Customer Relationship Management (“CRM”) system which is designed to be integrated with a Voice Over Internet Protocol (“VOIP”) telephone system. Franklin is using both the VOIP telephone system and the CRM program.
In September 2006, management and the Board of Directors reviewed the Company’s strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing stockholder value. During the next two years, management will continue to emphasize expanding Franklin’s consumer and commercial loan portfolios, using technology to improve efficiency, restructuring Franklin’s deposit portfolio to put more emphasis on core deposits and cross-selling of services, and enhancing the efficiency of its staff. Management and the Board of Directors met this past September to review the progress being made and discuss any changes needed, and decided to continue following the current plan while placing additional emphasis on earnings improvement.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $11.71 million (3.5%) from $332.04 million at December 31, 2006 to $320.33 million at September 30, 2007, compared to a $26.94 million (9.1%) increase for the same period in 2006. During 2007, the Company experienced decreases of $1.48 million in mortgage-backed securities, $6.36 million in cash and investments, $3.31 million in loans outstanding, $2.54 million in deposits and $8.63 million in borrowings.
Loan disbursements were $40.31 million during the current nine-month period compared to $83.21 million during the nine months ended September 30, 2006. Disbursements during the third quarter of 2007 were $16.30 million, compared to $22.74 million during the same quarter in 2006. The decrease in loan disbursements reflects a general slowdown in the housing market. Mortgage loan sales were $7.26 million during the current nine-month period compared to $4.25 million during the nine months ended September 30, 2006. The increase in loan sales is the result of increased consumer demand for fixed-rate loans, which Franklin sells in the secondary market. At September 30, 2007, commitments to originate mortgage loans were $1.49 million and $1.81 million of undisbursed loan funds were being held on various construction loans. Franklin also had undisbursed lines of credit on consumer and commercial loans of approximately $19.03 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets decreased $6.36 million during the nine months ended September 30, 2007, to $23.19 million. This decrease reflects the repayment of borrowings of $8.63 million, a decrease in deposits of $2.54 million and loan disbursements of $40.31 million which were partially offset by loan and mortgage-backed securities repayments of $37.76 million and mortgage loan sales of $7.26 million.

At September 30, 2007, liquid assets were 7.24% of total assets.
The Company’s investment and mortgage-backed securities are classified based on the Company’s current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2007. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$20,010	$28	$198	$19,840
Mortgage-backed securities	3,526	28	11	3,543
Held-to-maturity
Mortgage-backed securities	349	14	0	363

	$23,885	$70	$209	$23,746
Management has the intent to hold these securities for the foreseeable future. The decline in market value is due to an increase in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.
At September 30, 2007, deposits were $228.64 million, compared to $231.18 million at December 31, 2006, a decrease of $2.54 million during the current nine-month period. The majority of the decrease in deposits was due to consumers with maturing certificates of deposit moving to higher yielding investments. Interest of $5.88 million was credited to accounts during the nine months. After eliminating the effect of interest credited, deposits decreased $8.42 million during the nine-month period ended September 30, 2007.
At September 30, 2007, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $63.58 million at an average cost of 4.99%. During the next twelve months, required principal reduction on the FHLB advances will be $15.08 million. The Company had no other borrowings outstanding at September 30, 2007.
At September 30, 2007, $5.78 million of assets were classified substandard, no assets were classified doubtful, $1.03 million were classified loss and $4.10 million were designated by management as special mention compared to $4.44 million as substandard, $817,000 as loss and $3.90 million designated as special mention at December 31, 2006. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $3.67 million at September 30, 2007 and $3.24 million at December 31, 2006. At September 30, 2007, the recorded investment in loans for which impairment has been recognized was approximately $1.12 million with specific reserves of $706,000. The increases in assets classified substandard and loss, real estate owned and non-accruing loans reflect the overall economic conditions being experienced in the real estate market. Management is taking steps to attempt to lessen the negative effects of the overall economic conditions.
The following table shows the activity that has occurred on loan loss reserves during the nine months ended September 30, 2007.

(Dollars in thousands)
Balance at beginning of period	$1,613
Charge offs	210
Additions charged to operations	186
Transfers to real estate owned	318
Recoveries	33

Balance at end of period	$1,304
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company and Franklin continue to enjoy a strong capital position. At September 30, 2007, net worth was $25.65 million, which is 8.01% of total assets. At the same date, book value per share was $15.26, compared to $15.27 per share at December 31, 2006.
The following table summarizes, as of September 30, 2007, Franklin’s regulatory capital position in dollars and as a percentage of assets..

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

Core	$24,044	$12,797	$11,247	7.52%	4.00%	3.52%
Risk-based	24,645	17,053	7,592	11.56%	8.00%	3.56%
COMPREHENSIVE INCOME
Comprehensive income for the nine months ended September 30, 2007 and 2006 was $393,000 and $710,000, respectively. The difference between net income and comprehensive income is the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had net income of $104,000 ($0.06 per basic share) for the current quarter and $367,000 ($0.22 per basic share) for the nine months ended September 30, 2007 compared to net income of $69,000 ($0.04 per basic share) for the third quarter of 2006 and $824,000 ($0.49 per basic share) for the nine months ended September 30, 2006. The decrease in net income during the current nine-month period reflects increases of $193,000 in checking account fees and $64,000 in gains on loans sold and a decrease of $145,000 in loan loss provisions, which were more than offset by increases of $361,000 in operating expenses and decreases of $278,000 in net interest income and $610,000 in gains on the sale of investments. During the second quarter of 2006 the Company realized an approximate $575,000 profit on the withdrawal of capital from its investment in Financial Institutions Partners III (“FIP III”) and an additional profit of $42,000 on the 2005 sale of Franklin and Madison’s investment in Intrieve, Incorporated. The decline in the loan loss reserve provision reflects the absence of sizable reserves that were established in 2006 on two large commercial loans.
Net interest income, before provisions for loan losses, was $1.52 million for the current quarter and $4.67 million for the first nine months of 2007, compared to $1.69 million and $4.95 million, respectively, for the same periods in 2006. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the nine month periods ended September 30,
	2007 vs 2006
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$501	$287	$788
Mortgage-backed securities	(104)	52	(52)
Investments	36	170	206
FHLB stock	8	26	34

Total interest-earning assets	$441	$535	$976

Interest expense attributable to:
Demand deposits	($20)	$51	$31
Savings accounts	23	147	170
Certificates	67	626	693
FHLB advances and other borrowings	398	(38)	360

Total interest-bearing liabilities	$468	$786	$1,254

Increase in net interest income	($27)	($251)	($278)

(1)	Includes non-accruing loans.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist principally of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of June 30, 2007, Franklin’s assets repriced or matured more rapidly than its liabilities. As the table above indicates, more interest-earning assets than interest-costing liabilities repricing when interest rates are declining has caused net interest income to decline during the period. As of June 30, 2007, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
As the tables below illustrate, average interest-earning assets increased $10.17 million to $307.65 million at September 30, 2007, from $297.48 million at September 30, 2006. Average interest-bearing liabilities increased $12.14 million from $284.81 million at September 30, 2006, to $296.95 million at September 30, 2007. Thus, average net interest-earning assets decreased $1.97 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.88% for the nine months ended September 30, 2007, compared to 2.06% for the same period in 2006. The decrease in the interest rate spread was the result of an increase in the cost of interest-bearing liabilities from 3.68% to 4.10% The majority of the increase in the cost of interest-bearing liabilities is the result of an increase in the cost of certificates of deposit from 4.15% to 4.64% and an increase in the cost of savings accounts from 1.11% to 1.78%. The increase in the cost of certificates is the result of maturing certificates renewing at significantly higher market rates and the increase in the cost of savings accounts is due to a new program that offers higher rates on higher balance accounts. Based on current market conditions, Franklin anticipates lowering the interest rates paid on maturing certificates and various core deposit accounts. Management expect this will result in a slow increase in the interest rate spread back to normal historical levels. During the same period, the yield on interest-earning assets increased from 5.74% for the nine months ended September 30, 2006, to 5.98% for the same nine-month period in 2007 due to an increase in market interest rates on loans and investments.

	For the nine months ended September 30, 2007
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$274,263	6.01%
Mortgage-backed securities	4,543	5.49%
Investments	24,046	5.58%
FHLB stock	4,797	6.45%

Total	$307,649	5.98%

Average interest-bearing liabilities
Demand deposits	$31,349	1.22%
Savings accounts	29,507	1.78%
Certificates	168,772	4.64%
FHLB advances	67,320	5.08%

Total	$296,948	4.10%

Net interest-earning assets/interest rate spread	$10,701	1.88%

	For the nine months ended September 30, 2006
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$263,028	5.87%
Mortgage-backed securities	6,755	4.72%
Investments	23,085	4.63%
FHLB stock	4,615	5.72%

Total	$297,483	5.74%

Average interest-bearing liabilities
Demand deposits	$34,484	0.99%
Savings accounts	26,832	1.11%
Certificates	166,649	4.15%
FHLB advances	56,845	5.17%

Total	$284,810	3.68%

Net interest-earning assets/interest rate spread	$12,673	2.06%
Noninterest income was $427,000 for the quarter and $1.26 million for the nine months ended September 30, 2007 compared to $273,000 for the same quarter in 2006 and $1.50 million for the nine months ended September 30, 2006. During the current nine-month period, checking account fees increased $193,000 and the profit on the sale of loans increased $64,000. During the second quarter of 2006, the Company realized an approximate $575,000 profit on the withdrawal of capital from its investment in FIP III and an additional profit of $42,000 on the sale of Franklin and Madison’s investment in Intrieve, Incorporated.
Noninterest expense was $1.80 million for the current quarter and $5.27 million for the current nine-month period compared to $1.66 million for the same quarter in 2006 and $4.91 million for the nine months ended September 30, 2006. As a percentage of average assets, this is 2.16% for the nine months ended September 30, 2007 compared to 2.09% for the first nine months of 2006. The increase in noninterest expense is due to increases in service bureau costs, real estate owned expenses and the cost of the new checking account program.

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

Date: November 13, 2007