Form 10KSB
period 2007-12-31
FIRST FRANKLIN CORP
filed 2008-03-31
CIK 742161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(Address of principal executive offices) (Zip Code)
Issuer’s telephone number: (513) 469-5352
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	The NASDAQ Stock Market LLC
Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for its most recent fiscal year were $20.01 million.
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price quoted on The NASDAQ Global Market as of March 7, 2008, was $9.45 million.
1,680,684 of the issuer’s common shares were issued and outstanding on March 7, 2008.
Documents Incorporated by Reference and Included as Exhibits:
Part II of Form 10-KSB — Portions of 2007 Annual Report to Stockholders
Part III of Form 10-KSB — Portions of Proxy Statement for 2008 Annual Meeting of Stockholders
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

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
The Franklin Savings and Loan Company
     Franklin, an Ohio stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2007, Franklin had approximately $318.08 million of assets, deposits of approximately $227.52 million and stockholders’ equity of approximately $24.17 million.
     Franklin’s principal business is accepting deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family residential real estate. Franklin also makes loans secured by multi-family residential and nonresidential real estate, consumer loans and occasional business loans.
     Franklin’s income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, interest paid on borrowings and operating expenses. The primary component of Franklin’s net income is net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Franklin’s interest income and interest expense change as the interest rates change on mortgages, securities and other assets and on deposits and other liabilities. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin’s control. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Company’s 2007 Annual Report to Stockholders (the “Annual Report”) for additional information regarding maturity or repricing timing differences and the impact of interest rates on Franklin’s operating results.
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
Lending Activities
     General. Franklin’s primary revenue source is interest and fee income from lending activities. Franklin’s principal lending activity is originating conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes multi-family residential and nonresidential real estate loans and consumer loans, invests in mortgage-backed securities, occasionally purchases whole loans or participation interests in one- to four-family, multi-family and nonresidential real estate loans originated by other lenders, and originates reverse mortgages which are sold to a third party.

     Franklin’s current mortgage lending strategy is to originate fixed-rate loans for sale in the secondary market and to originate adjustable-rate mortgage loans (“ARMs”) for retention in its own portfolio. When consumer demand for ARMs declines in Franklin’s market area, Franklin may purchase ARMs originated by other lenders or adjustable-rate mortgage-backed securities to offset the lack of demand. Franklin’s current lending strategy for commercial and consumer loans also emphasizes the origination of adjustable rate loans. Commercial and consumer adjustable rate loans are generally originated at higher interest rates and with shorter repricing periods than one- to four-family ARMs.
     Franklin has an agreement with the Student Loan Marketing Association to sell the student loans that it originates. Loans totaling $443,000 were sold under that agreement in 2007 at a profit of $6,800, compared to $338,000 of loans sold at a profit of $5,000 in 2006.
     The following table sets forth information concerning the composition of Franklin’s loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security, before net items:

					At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan
Loans secured by real estate:
Residential	$198,891	70.86%	$202,295	70.71%	$169,660	66.88%	$128,978	58.60%	$126,659	57.93%
Nonresidential	37,907	13.51	41,170	14.39	40,960	16.15	35,434	16.10	33,354	15.26
Construction	5,986	2.14	2,555	0.89	3,083	1.22	8,723	3.96	8,841	4.04
Consumer and other loans:
Commercial lines of credit	5,404	1.92	6,679	2.33	7,447	2.94	11,101	5.04	13,705	6.27
Consumer and other	28,943	10.31	28,058	9.81	24,729	9.75	22,493	10.22	21,173	9.68

	277,131	98.74	280,757	98.13	245,879	96.94	206,729	93.92	203,732	93.18

Mortgage-backed securities:
Held to maturity	322	0.12	473	0.16	680	0.26	1,159	0.53	1,957	0.90
Available for sale	3,193	1.14	4,888	1.71	7,093	2.80	12,229	5.55	12,950	5.92

	3,515	1.26	5,361	1.87	7,773	3.06	13,388	6.08	14,907	6.82

Total loans receivable (before net items)	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%

Type of rate
Fixed rate	$47,835	17.05%	$47,162	16.48%	$47,968	18.91%	$48,935	22.23%	$54,718	25.03%
Adjustable rate	232,811	82.95	238,956	83.52	205,684	81.09	171,182	77.77	163,921	74.97

Total loans receivable (before net items)	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%

Type of security
Residential:
Single-family	$180,296	64.24%	$183,292	64.06%	$153,838	60.64%	$127,659	58.00%	$122,037	55.82%
2-4 family	8,545	3.05	9,797	3.42	9,435	3.72	8,526	3.87	8,193	3.75
Multi-family	18,026	6.43	16,272	5.69	17,063	6.73	12,375	5.62	14,537	6.65
Nonresidential real estate	39,432	14.05	42,020	14.69	41,140	16.22	37,963	17.25	38,994	17.83
Commercial lines of credit	5,404	1.92	6,679	2.33	7,447	2.94	11,101	5.04	13,705	6.27
Student loans	977	0.35	808	0.28	660	0.26	391	0.18	554	0.25
Consumer and other loans:	27,966	9.96	27,250	9.53	24,069	9.49	22,102	10.04	20,619	9.43

Total loans receivable (before net items)	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%	$218,639	100.00%

     The following table presents a reconciliation of Franklin’s loans receivable and mortgage-backed securities after net items:

	At December 31,
	2007	2006	2005
	(In thousands)
Gross loans receivable and mortgage-backed securities (before net items)	$280,646	$286,118	$253,652

Less:
Loans in process	2,511	631	1,361
Deferred loan fees	209	261	182
Allowance for possible loan losses	1,101	1,612	1,277

Unrealized gain on available for sale mortgage-backed securities	9	(11)	(5)

Total	3,830	2,493	2,815

Loans receivable and mortgage-backed securities — net	$276,816	$283,625	$250,837

     The following schedule presents the contractual maturity of Franklin’s loan and mortgage-backed securities portfolio at December 31, 2007. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change.

	One- to four-family
	real estate		Other real estate		Mortgage-backed		Consumer and
	mortgage loans		mortgage loans		securities		other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		average		average		average		average		average
	Amount	rate	Amount	rate	Amount	rate	Amount	rate	Amount	rate
	(Dollars in thousands)
Due during years ending December 31:

2008	$31,810	5.71%	$18,611	7.43%	$3,217	5.55%	$29,599	6.96%	$83,237	6.53%
2009 and 2010	43,777	5.42	21,167	6.55	—	—	811	7.48	65,755	5.81
2011 and 2012	36,350	5.79	11,936	6.86	—	—	1,139	7.18	49,425	6.08
2013 to 2017	43,867	5.69	4,923	6.35	18	7.01	861	6.77	49,669	5.77
2018 to 2027	6,172	5.66	199	3.37	181	7.21	1,893	7.56	8,445	6.07
2028 and following	23,350	5.25	622	6.62	99	7.64	44	7.12	24,115	5.30

Total	$185,326	5.59%	$57,458	6.87%	$3,515	5.70%	$34,347	7.01%	$280,646	6.03%

     As of December 31, 2007, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2008, consisted of $156.97 million of adjustable-rate loans and $40.94 million of fixed-rate loans.

     The following table shows Franklin’s loan origination, purchase and sale activity, including mortgage-backed securities, during the periods indicated:

	Year ended December 31,
	2007	2006	2005
Loans originated:
One- to four-family	$29,216	$69,471	$61,515
Multi-family	4,732	1,951	4,247
Nonresidential	3,220	8,057	8,851
Land	487	120	75
Consumer and other	17,236	21,651	17,942

Total loans originated	54,891	101,250	92,630
Mortgage-backed securities purchased	—	—	—
Loans purchased	—	—	7,103

Total loans originated and mortgage-backed securities and loans purchased	54,891	101,250	99,733

Loans sold:
One- to four-family	9,428	6,415	8,332
Other	642	338	477
Mortgage-backed securities sold		—	1,884
Principal reductions and payoffs	50,293	62,031	55,505

Increase in loans receivable	(5,472)	32,466	33,535
Decrease (increase) in net items	(1,337)	322	882

Net increase in loans receivable and mortgage-backed securities	$(6,809)	$32,788	$34,417

     In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments and other miscellaneous services. The amount of these fees varies from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2007, Franklin sold approximately $9.43 million in fixed-rate residential loans, an increase of 47.0% from 2006. At December 31, 2007, Franklin serviced $64.09 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2007 were $54.89 million, a decrease of 45.8% from 2006 levels. This decrease in loan originations is primarily the result of higher interest rates in the mortgage market and the decline in the housing market. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
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
     Based on the 15% Lending Limit, Franklin was able to lend approximately $3.73 million to any individual borrower or group of borrowers at December 31, 2007. Franklin had no outstanding loans in excess of such limit at December 31, 2007.
     One- to Four-family Residential Real Estate Lending. The cornerstone of Franklin’s lending program has been the origination of loans secured by one- to four-family residences. At December 31, 2007, $188.84 million, or 67.29%, of Franklin’s real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, the great majority of which are located in, or within 100 miles of, Hamilton County, Ohio. Non-owner occupied one- to four-family residences represented $23.01 million of Franklin’s loan portfolio at December 31, 2007.
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
     Franklin currently offers one- to four-family residential ARMs with initial adjustment periods ranging from one to ten years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. At December 31, 2007, one- to four-family ARMs totaled $150.42 million.
     Franklin originates ARMs with initial interest rates below those which would be indicated by reference to the repricing index and also some ARMs which require a monthly payment equal to the interest due (an “interest only” loan). Franklin could experience an increased rate of delinquencies as such loans adjust to the fully-indexed rates. At December 31, 2007, $6.68 million, or 4.44%, of Franklin’s one-to four-family ARMs were delinquent thirty days or more, an increase of $4.78 million, or 251.58% from 2006.
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
     Multi-Family Residential and Nonresidential Real Estate Lending. As of December 31, 2007, approximately $57.46 million, or 20.48%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of loans secured by multi-family residential and nonresidential properties. Franklin’s multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties.
     While Franklin’s multi-family residential and nonresidential real estate loans have been originated with a variety of terms, most of such loans mature or reprice in five years or less. Loan fees on originated loans have generally been 1/2% to 1% of the original loan amount (plus expenses). At December 31, 2007, the majority of Franklin’s multi-family residential or nonresidential real estate loans were secured by properties located either within the State of Ohio or within 100 miles of Hamilton County, Ohio.

     Properties securing multi-family residential and nonresidential real estate loans originated by Franklin are appraised at the time of the loan by appraisers designated by Franklin (or the lead lender in the case of a loan participation).
     Franklin currently invests in multi-family and nonresidential loans in amounts of 80% or less of the appraised value of the property securing the loan. Almost all of the time Franklin obtains personal guarantees of the borrower or, if an entity, its principals or owners, to secure the loan. In some cases, Franklin’s collateral includes junior liens on additional properties owned by the borrower. In underwriting multi-family residential and nonresidential real estate loans (or evaluating the purchase of a loan participation), Franklin considers, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and, if applicable, the past performance of the project.
     Multi-family residential and nonresidential real estate loans typically involve large loan balances to single borrowers or groups of borrowers. Of Franklin’s multi-family residential and nonresidential real estate loans and participations at December 31, 2007, 14 had a principal balance of more than $1.0 million and 20 others had principal balances in excess of $500,000. At December 31, 2007, Franklin had 31 borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $47.43 million. The largest amount outstanding to any borrower or group of borrowers was approximately $2.96 million.
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
     Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2007, Franklin’s nonresidential mortgage loan portfolio was $39.43 million, or 163.14% of its total capital.
     Consumer and Other Lending. Franklin originates consumer loans for personal, family or household purposes, such as the financing of home improvements, automobiles, boats, recreational vehicles and education. Consumer loans are either unsecured or secured by the collateral being purchased with loan proceeds, such as a car. Franklin also offers variable rate secured commercial and home equity line of credit loans. All home equity lines of credit are secured by mortgages on real estate and almost all commercial lines are secured by mortgages on real estate. At December 31, 2007, Franklin had $45.67 million of lines of credit, with total outstanding balances of $27.91 million, of which $5.40 million were commercial lines of credit and $22.51 million were home equity lines of credit. Consumer and commercial loans generally involve a higher level of risk, carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2007, $34.35 million, or 12.23%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of consumer and other loans.
     Mortgage-Backed Securities and CMOs. Franklin purchases mortgage-backed securities insured or guaranteed by government agencies when conditions favor such a portfolio investment. At December 31, 2007, mortgage-backed securities totaled approximately $2.88 million, or 1.03% of total loans and mortgage-backed securities, of which $322,000 were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, mortgage-backed securities designated as being held to maturity are carried on Franklin’s balance sheet at cost. The market value of the $322,000 in mortgage-backed securities designated as being held to maturity as of December 31, 2007, was $340,000. The remaining $2.56 million in mortgage-backed securities held at December 31, 2007, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin’s balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2007, the market value of Franklin’s mortgage-backed securities designated available for sale was $2.56 million.

     Most of the mortgage-backed securities held by Franklin are Freddie Mac, Fannie Mae and Ginnie Mae participation certificates. These mortgage-backed pass-through securities generally entitle Franklin to a portion of the cash flows from an identified pool of mortgages and give Franklin an interest in that pool of mortgages. Freddie Mae, Fannie Mae and Ginnie Mae securities are each guaranteed by the applicable entity as to principal and interest.
     Franklin also has $631,000 in collateralized mortgage obligations (“CMOs”), which are secured by one- to four-family mortgage loans. Although they can be useful for hedging and investment, CMOs can expose the investor to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market. The OTS has deemed certain CMOs and other mortgage derivative products to be “high-risk,” but Franklin has no CMOs in the “high-risk” category. Franklin’s CMOs are designated as available for sale and, in accordance with SFAS No. 115, are carried on its balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2007, the market value of Franklin’s CMOs designated available for sale was $621,000.
     CMOs and mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or agency or by the underlying collateral. Although CMOs and mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on sale and possible difficulty of finding a buyer limit the usefulness of these investments for liquidity purposes. Further, in a period of declining interest rates, Franklin is subject to prepayment risk on its mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par.
     At December 31, 2007, $339,000, or 9.65%, of Franklin’s CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin’s earnings, particularly in a rising interest rate environment. Conversely, fixed rate mortgage backed securities can positively impact Franklin’s earnings in a falling interest rate environment.
     At December 31, 2007, $3.17 million, or 90.35%, of Franklin’s mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, adjustable-rate securities have lower interest rate risk. If interest rates rise generally, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Annual Report.
     The following table sets forth certain information regarding Franklin’s mortgage-backed securities and CMOs at the dates indicated:

	At December 31, 2007				At December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
	cost	Gains	losses	fair value	cost	gains	losses	fair value
	(In thousands)
Mortgaged-backed securities held to maturity:
Freddie Mac participation certificates	$180	$10	$—	$190	$219	$8	$—	$227
Fannie Mae participation certificates	43	1	—	44	137	—	—	137
Ginnie Mae participation certificates	99	7	—	106	117	5	—	122

	$322	$18	$—	$340	$473	$13	$—	$486

Mortgage-backed securities available for sale:
Freddie Mac participation certificates	$64	$1	$—	$65	$86	$1	$—	$87
Fannie Mae participation certificates	487	5	—	492	593	9	—	602
Ginnie Mae participation certificates	2,011	1	6	2,006	3,220	17	1	3,236
CMOs	631	—	10	621	989	—	14	975

	$3,193	$7	$16	$3,184	$4,888	$27	$15	$4,900

     The combined amortized cost of mortgage-backed securities and CMOs designated as held to maturity or available for sale at December 31, 2007 and 2006, by contractual terms to maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without penalty. Also, the timing of cash flows will be affected if Franklin sells securities designated as available for sale under certain economic conditions.

	Amortized cost at December 31,
	2007	2006
	(In thousands)

Due within one year	$41	$—
Due after one through three years	—	140
Due after three years through five years	—	—
Due after five years through ten years	139	—
Due after ten years through twenty years	1,350	2,016
Due after twenty years	1,985	3,205

	$3,515	$5,361

     Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults. When a borrower fails to make a required payment on a loan, Franklin attempts to cure the delinquency by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when it is 30 days past due. In most cases, delinquencies are cured promptly. When deemed appropriate by management, Franklin institutes action to foreclose on the property securing the loan or to acquire it by deed in lieu of foreclosure. If foreclosed, real property is sold at a public sale and may be purchased by Franklin.
     Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as “substandard,” “doubtful” and “loss” assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses on assets classified “substandard” and “doubtful.” For the portion of assets classified as “loss”, an institution is required to either establish a specific allowance of 100% of the amount classified or charge off the amount. Franklin generally establishes a specific allowance for loss assets. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of an institution’s asset portfolio. At December 31, 2007, $6.68 million of Franklin’s loans and other assets were classified as substandard and $506,000 were classified as loss. No loans or assets were classified as doubtful. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required by regulation to be designated “special mention” by management. Franklin designates as special mention loans where the borrower has filed bankruptcy, loans that are delinquent less than 90 days on which Franklin purchases hazard insurance because the borrower has allowed the insurance to lapse, loans with two or more delinquent real estate tax payments and loans past their maturity date, regardless of their delinquency status. At December 31, 2007, management had designated $1.96 million in loans and assets as “special mention.”
     The table below sets forth information concerning delinquent mortgages and other loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
30-59 days	$2,627	$2,194	$576	$601	$700
60-89 days	915	509	298	467	627
90 days and over	7,208	4,218	4,232	3,118	3,648

Total	$10,750	$6,921	$5,106	$4,186	$4,975

     The following table sets forth the amounts of Franklin’s non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more and repossessed assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one- to four-family residential mortgage loans, are placed on non-accrual status when uncollected interest becomes greater than 90 days past due. All consumer loans more than 90 days delinquent are charged against the allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets are assets acquired in settlement of loans. The loan amounts reported do not reflect any specific valuation allowances which have been established.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$3,279	$771	$870	$899	$1,264
Nonresidential real estate	—	1,105	1,592	325	312
Consumer and other	1,295	1,992	1,105	1,114	1,040

Total	$4,574	$3,868	$3,567	$2,338	$2,616

Total as a percentage of total assets	1.43%	1.17%	1.20%	0.85%	0.96%

Accruing loans delinquent more than 90 days:
Residential real estate	$521	$211	$395	$827	$680
Nonresidential real estate	122	—	244	—	—
Consumer and other	154	3	159	—	54

Total	$797	$214	$798	$827	$734

Total as a percentage of total assets	0.25%	0.06%	0.27%	0.30%	0.27%

Repossessed assets:
Residential real estate	$1,067	$428	$—	$—	$210
Nonresidential real estate	—	—	—	—	—

Total	$1,067	$428	$—	$—	$210

Total as a percentage of total assets	0.34%	0.13%	—	—	0.07%

Total non-performing assets	$6,438	$4,510	$4,365	$3,165	$3,560

Total non-performing assets as a percentage of total assets	2.02%	1.36%	1.47%	1.15%	1.30%

Other loans of concern:
Residential real estate	$276	$1,685	$584	$1,002	$684
Nonresidential real estate	1,525	713	733	516	608
Consumer and other	233	55	104	33	162

Total	$2,034	$2,453	$1,421	$1,551	$1,454

Total as a percentage of total assets	0.64%	0.74%	0.48%	0.57%	0.53%

Unallocated allowance for loan losses	$714	$731	$830	$737	$827

Total allowance for loan losses and repossessed assets	$1,219	$1,632	$1,277	$1,430	$1,399

     For the year ended December 31, 2007, $285,000 in gross interest income would have been recorded had non-accruing loans been current in accordance with their original terms. The amount which was included in interest income on such loans was $174,000 for the year ended December 31, 2007.
     As of December 31, 2007, except for other loans of concern discussed herein, there were no loans which are not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
     As of December 31, 2007, there were no concentrations of loans of any type which exceeded 10% of Franklin’s total loans that are not included as a loan category in the table above.

     Franklin’s non-accruing loans at December 31, 2007, consisted of 27 one- to four-family residential loans with an aggregate book value of $3.07 million, three multi-family real estate loans with an aggregate book value of $212,000, four commercial lines of credit with an aggregate book value of $1.13 million, three home equity lines of credit with an aggregate book value of $98,000 and 11 other consumer loans with an aggregate book value of $69,000. Eighteen of the one-to four- family residential loans, with an aggregate book value of $2.15 million, were non-owner occupied. At December 31, 2007, accruing loans delinquent more than 90 days consisted of five loans with an aggregate book value $521,000 secured by one- to four-family residential real estate, one commercial real estate loan with an aggregate book value of $122,000 and one home equity line of credit with a book value of $154,000. Other loans of concern at December 31, 2007, included two loans with an aggregate book value of $276,000 secured by one- to four-family residential real estate, three commercial lines of credit with an aggregate book value of $165,000, one commercial real estate loan with a book value of $1.53 million, two home equity lines of credit with an aggregate book value of $42,000 and three consumer loans with an aggregate book value of $27,000. Loans of concern are loans which are not non-accruing or delinquent but which have possible credit problems that cause management to doubt borrower’s ability to repay the loan.
     Under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is considered impaired, based on current information and events, if it is probable that Franklin will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral. At December 31, 2007 and 2006, the recorded investment in loans for which impairment had been recognized was approximately $717,000 and $1.61 million, respectively, with related reserves of $390,000 and $746,000, respectively. All of Franklin’s impaired loans are included in the table of non-performing assets above.
     Management’s policy is to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines losses are likely to be incurred on the underlying properties. In establishing loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin’s loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2007, Franklin had $1.22 million of allowances for loan losses, $506,000 of which had been allocated to specific loans or properties. See Note 3 of the Notes to the Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset Quality/Credit Risk, and — Results of Operations” in the Annual Report.

     The following table sets forth an analysis of Franklin’s allowance for loan losses:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$1,632	$1,277	$1,430	$1,399	$1,203

Charge-offs:
One- to four-family	267	—	35	110	40
Multi-family	—	—	—	—	—
Nonresidential real estate	359	—	—	181	—
Consumer and other	183	140	553	97	—

Total charge-offs	809	140	588	388	40

Recoveries:
One- to four-family	1	1	—	2	—
Multi-family	—	—	—	—	—
Nonresidential real estate	—	5	8	—	—
Consumer and other	70	37	156	—	—

Total recoveries	71	43	164	2	—

Net charge-offs	738	97	424	386	40
Additions charged to operations	325	452	271	417	236

Balance at end of period	$1,219	$1,632	$1,277	$1,430	$1,399

Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.04%	0.19%	0.19%	0.02%

Ratio of net charge-offs during the period to average non-performing assets	13.65%	2.19%	11.26%	11.48%	1.34%

     The distribution of Franklin’s allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

	At December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
		category		category		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
					(Dollars in thousands)
Loans:
One- to four-family	$—	67.29%	$60	67.48%	$69	64.36%	$44	61.87%	$89	59.57%
Multi-family	—	6.43	—	5.69	65	6.73	65	5.62	125	6.65
Nonresidential	—	14.05	292	14.69	—	16.22	—	17.25	—	17.83
Consumer and other	387	12.23	529	12.14	313	12.69	584	15.26	328	15.95
Unallocated	714	—	731	—	830	—	737	—	827	—

Total loans (1)	1,101	100.00%	1,612	100.00%	1,277	100.00%	1,430	100.00%	1,369	100.00%

Repossessed assets:
One- to four-family	34		20		—		—		30
Multi-family	45		—		—		—		—
Nonresidential	40		—		—		—		—

Total repossessed assets	119		20		—		—		30

Total allowances	$1,220		$1,632		$1,277		$1,430		$1,399

(1)	All allowances for loan losses are for specific loans, except for the unallocated category.

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
     The following table presents the amortized cost and market value of Franklin’s investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

	December 31,
	2007		2006		2005
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(In thousands)
U.S. Government and agency obligations	$16,241	$16,255	$21,223	$20,912	$23,213	$22,800

Obligations of states and municipalities	770	775	815	813	865	865

Total	$17,011	$17,030	$22,038	$21,725	$24,078	$23,665

     The composition and maturities of Franklin’s investment securities portfolio are indicated in the following table:

	At December 31, 2007
	Less than	1 to 5	5 to 10	Over	Total investment
	1 year	years	years	10 years	securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Market
	cost	cost	cost	cost	cost	value
	(Dollars in thousands)
U.S. Government and agency obligations	$1,000	$6,254	$4,997	$3,990	$16,241	$16,255

Obligations of states and municipalities	630	40	100	—	770	775

Total investment securities	$1,630	$6,294	$5,097	$3,990	$17,011	$17,030

Weighted average yield(1)	4.04%	5.06%	5.00%	4.83%	4.89%

(1)	Yields reflected have not been computed on a tax equivalent basis.
Sources of Funds
     General. Deposit accounts have traditionally been Franklin’s principal source of funds for use in lending, investment and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings and cash flows generated from operations, which includes interest credited to deposit accounts and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general market interest rates and the number of loans Franklin originates that are eligible for sale. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity Risk” in the Annual Report.
     Deposits. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts and Keogh accounts.
     The principal types of savings accounts held by Franklin at December 31, 2007, and the applicable rates are summarized as follows:

	Average rate	Minimum deposit	Amount	Percentage of total deposits
			(In thousands)
Transaction accounts:

Savings accounts	1.65%	$100	$28,970	47.80%
Checking accounts	0.67	100	22,065	36.41
Super NOW	0.25	2,500	863	1.42
Money market	1.62	2,500	8,708	14.37

Total transaction accounts			$60,606	100.00%

Certificates of deposit:

7-31 day	0.99	$500	$241	0.14%
91 day	2.07	500	53	0.03
Six months	4.17	500	9,513	5.73
One year	4.41	500	46,179	27.83
18 months	4.71	500	3,851	2.32
Two years	4.68	500	7,004	4.22
Three years	4.80	500	8,225	4.96
39 months	4.95	500	13,455	8.11
Five years	4.65	500	77,340	46.63
Other(1)	2.12	500	54	0.03

Total certificates			$165,915	100.00%

(1)	Maturities vary.
     Most accounts earn interest from the date of deposit to the date of withdrawal. Franklin’s accounts may require a minimum balance which, if not maintained, may subject the depositor to fees. Franklin offers a “simply free” checking account that does not earn interest and does not require a minimum balance. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. Interest can be credited monthly, quarterly or annually at the customer’s discretion. At December 31, 2007, interest rates paid on transaction accounts (savings accounts, checking accounts, Super NOW accounts and money market accounts) varied depending on the balance in the account and ranged from 0.25% to 2.96%.
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

     The following table sets forth information relating to Franklin’s savings account flows during the periods shown and total savings at the end of the periods shown:

	Year ended December 31,
	2007	2006	2005
	(In thousands)

Opening balance	$231,179	$219,364	$219,704
Deposits	368,752	392,624	377,703
Withdrawals	381,236	(387,800)	(383,310)
Interest credited	7,826	6,991	5,267

Ending balance	$226,521	$231,179	$219,364

     The following table sets forth, as of December 31, 2007, the amounts of certificates of deposit maturing during the years indicated:

	Amounts maturing in the year
	ending December 31,
				2011 and
	2008	2009	2010	thereafter
	(In thousands)

2.00% and less	$291	$—	$11	$11
2.01% — 3.00%	10,133	475	7	24
3.01% — 4.00%	8,098	5,257	239	—
4.01% — 5.00%	46,708	12,012	21,447	13,803
5.01% — 6.00%	9,361	12,115	11,061	14,793
6.01% — 7.00%	69	—	—	—

Total	$74,660	$29,859	$32,765	$28,631

     The following table sets forth Franklin’s savings flows by type of account, including interest credited, during the periods indicated:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Change in deposit balances:
Savings accounts	$(151)	$2,404	$(2,173)
Checking accounts	330	542	(855)
Money market accounts	(1,581)	(8,147)	(7,817)
Certificates:
7-31 day	(36)	(64)	(226)
91 day	(36)	(109)	(114)
6 months	5,159	(2,094)	(2,329)
One year	6,490	12,146	13,436
18 months	(2,556)	1,418	(1,232)
Two years	(4,838)	(4,254)	1,104
Three years	797	1,755	(2,762)
Thirty-nine months	(6,771)	4,210	(1,686)
Five years	(1,436)	4,646	5,710
Other	(29)	(638)	(1,396)

Total increase (decrease)	$(4,658)	$11,815	$(340)

     The following table indicates the amount of Franklin’s certificates of deposit by time remaining until maturity as of December 31, 2007:

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$16,118	$14,565	$28,706	$55,011	$114,400
Certificates of deposit of $100,000 or more	3,766	3,763	7,742	36,244	51,515

Total certificates of deposit	$19,884	$18,328	$36,448	$91,255	$165,915

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
     Borrowings. FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB. Franklin had an investment in stock of the FHLB of Cincinnati of $4.80 million at December 31, 2007.
     As a member, Franklin is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own range of maturities and interest rates, which may be fixed or variable. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin’s FHLB advances outstanding at December 31, 2007, were $63.35 million.
     The following table shows the borrowings outstanding as of December 31, 2007, by interest rate and maturity date:

	Average
Maturing during	interest rate	Outstanding balance
(In thousands)
2008	5.32%	$5,965
2009	4.87	19,910
2010	5.83	10,198
2011	5.12	16,179
2012-2016	3.85	10,911
Thereafter	1.38	190

Total	4.95%	$63,353

     The following table sets forth the maximum amount of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Maximum amount of borrowings outstanding	$19,582	$20,773	$15,104
Total average amount of borrowings outstanding	11,780	14,663	4,955
Weighted average interest cost of borrowings outstanding	5.06%	5.15%	4.97%

Subsidiary Activities of Franklin
     Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at the time. Madison’s assets consist solely of cash and interest-earning deposits and its only source of income is the interest earned on its deposits. As of December 31, 2007, Franklin’s investment in Madison was $110,000.
     Ohio law provides that up to 15% of the assets of an institution may be invested in stock, obligations or other securities of service corporations. Federal law generally imposes on state-chartered savings associations the service corporation investment limits applicable to federal associations, unless a higher level is permitted by the FDIC. Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% if for community purposes. Franklin’s investment in Madison at December 31, 2007, did not exceed these limits.
     During the second quarter of 2005, Intrieve, Incorporated (“Intrieve”), Franklin’s data processor, was acquired by Harland Financial Solutions, Inc. Madison and Franklin each had investments in Intrieve and recognized a combined before tax profit of approximately $687,000 in the transaction, with most of this amount received in 2005 and a small portion received in 2006.
Subsidiary Activities of the Company
     In 1989, the Company acquired an interest in DirectTeller Systems, Inc., an Ohio corporation (“Direct Teller”) which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution’s computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in DirectTeller, and its investment in DirectTeller at December 31, 2007, was $50,000.
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
Employees
     At December 31, 2007, Franklin had 50 full-time and 12 part-time employees.
Regulation
     General. As an Ohio savings and loan association, Franklin is subject to regulation, examination and oversight by the Division. Franklin also is subject to regulation and examination by the OTS and to regulatory oversight by the FDIC. Franklin must file periodic reports with the Division and the OTS concerning its activities and financial condition. Regulators conduct periodic examinations to determine whether Franklin is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Franklin is also subject to certain regulations issued by the FRB.
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
     Office of Thrift Supervision. The OTS is responsible for the regulation and supervision of all federally chartered and all other FDIC insured savings associations. The OTS issues regulations governing the operation of and regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. In certain circumstances, the OTS may appoint a conservator or receiver for a savings association.
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
     OTS Regulatory Capital Requirements. Franklin is required by OTS regulations to meet certain minimum capital requirements, including tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles plus the unrealized loss on available-for-sale securities) of 4.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $714,000) of 8.0% of risk-weighted assets.
     The following table sets forth the amount and percentage level of Franklin’s regulatory capital at December 31, 2007, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	At December 31, 2007
	Amount	Percent
	(In thousands)

Tangible capital	$24,170	7.60%
Requirement	4,772	1.50

Excess	$19,398	6.10%

Core capital	$24,170	7.60%
Requirement	12,723	4.00

Excess	$11,447	3.60%

Total capital	$24,884	11.75%
Risk-based requirement	16,946	8.00

Excess	$7,938	3.75%

     Qualified Thrift Lender Test. Savings associations must meet one of two tests to be a qualified thrift lender (“QTL”). Under the first test, at least 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and liquid assets) must consist of qualified thrift investments on a monthly average basis in nine out of every 12 months. Generally, qualified thrift investments are assets related to domestic residential real estate and manufactured housing, although they also include credit card, consumer, student and small business loans and stock issued by any FHLB, Freddie Mac or Fannie Mae. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”), which requires that at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2007, Franklin qualified as a QTL.
     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to Franklin’s Lending Limit, and in the aggregate may not exceed the association’s Franklin’s Lending Limit Capital. Such loans must also be approved by the board without the participation of any “interested” director and the terms of such loans must satisfy certain requirements. Loans to executive officers are subject to additional restrictions. Franklin was in compliance with such restrictions at December 31, 2007.
     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve Board’s Regulation W which (i) limit the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of the institution’s capital stock and surplus, (ii) limit the aggregate of all affiliate transactions to 20% of capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as transactions with a non-affiliate. An “affiliate” of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Franklin. The term “covered transaction” includes the making of loans, purchase of assets, acceptance of a security issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. Franklin complied with these requirements and restrictions at December 31, 2007.
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
     An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. During 2007, Franklin did not pay dividends to the Company.
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

     Acquisitions of Control. Acquisitions of control of both Franklin and the Company are subject to federal and state law limitations. Under federal law, no person, directly or indirectly, or acting in concert with others, may acquire control of Franklin or the Company without 60 days prior notice to the OTS. If the acquisition of control is by a company, the acquiror would be a savings and loan holding company and must obtain approval, rather than give notice, of the acquisition. “Control” is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed “control” if certain factors are present.
     Ohio law requires Division approval of any direct or indirect acquisition of control of Franklin, including through the Company. Control is deemed to be at least 15% ownership or voting power. Any merger of Franklin must be approved by both the OTS and the Division. Any merger in which the Company is not the resulting company must also be approved by the OTS and the Division as a holding company acquisition.
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
     The Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005, resulted in the creation of a combined Deposit Insurance Fund (“DIF”) covering both banks and savings associations. These acts also (i) increased the deposit insurance limit for retirement accounts from $100,000 to $250,000; (ii) provided for the adjustment of the deposit insurance limits (currently $100,000 for accounts other than retirement accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011; (iii) provided pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits); (iv) allocated an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996; (v) established rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and (vi) revised the rules and procedures for risk-based premium assessments.
     FRB Reserve Requirements. FRB regulations currently require that Franklin maintain reserves of 3.0% of net transaction accounts (primarily NOW accounts) up to $43.9 million (subject to an exemption of up to $9.3 million), and of 10.0% of net transaction accounts in excess of $43.9 million. At December 31, 2007, Franklin was in compliance with these reserve requirements.
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
     The balance of the pre-1988 reserves is subject to the provisions of Code Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves, the pre-1988 reserves, would be reduced and Franklin’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2007, Franklin’s pre-1988 reserves for tax purposes totaled approximately $2.46 million. Franklin believes it had approximately $14.58 million of accumulated earnings and profits for tax purposes as of December 31, 2007, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.
     Franklin’s tax returns have been audited or closed without audit through 2003. Management believes that any examination of open returns would not result in a deficiency which could have a material adverse effect on Franklin’s financial condition.
     Ohio Taxation. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.3% for 2007.
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
     The following table sets forth certain information at December 31, 2007, regarding the properties on which the offices of the Company and Franklin are located:

		Lease	Year	Gross square
Location	Owned or leased	expiration date	facility opened	footage

Corporate Office:

4750 Ashwood Drive Cincinnati, Ohio 45241	Owned	N/A	1996	19,446

Full Service Branch Offices:

2000 Madison Road Cincinnati, Ohio 45208	Owned	N/A	1981	2,991

1100 West Kemper Road Cincinnati, Ohio 45240	Leased	6/09	1984	4,080

7615 Reading Road Cincinnati, Ohio 45237	Leased	2/14	1971	2,400

11186 Reading Road Cincinnati, Ohio 45241	Owned	N/A	1974	1,800

5015 Delhi Pike Cincinnati, Ohio 45238	Owned (Land is leased)	4/10	1976	1,675

7944 Beechmont Avenue Cincinnati, Ohio 45255	Leased	7/10	2001	1,826

5791 Glenway Avenue Cincinnati, Ohio 45238	Owned (Land is leased)	6/12	2003	2,478
     There are no mortgages or liens on any of the office locations owned by the Company or Franklin. The Company believes all office locations are adequately covered by insurance and are in good physical condition. At December 31, 2007, the Company’s office premises and equipment had a net book value of $3.73 million. For additional information regarding the Company’s office premises and equipment, see Notes 6 and 15 of Notes to Consolidated Financial Statements in the Annual Report.

Item 3.	Legal Proceedings.
     Neither the Company nor Franklin is presently involved in any material legal proceedings. From time to time Franklin is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans.

Item 4.	Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
     The information contained in the Annual Report under the caption “CORPORATE INFORMATION — Market Information; and — Dividends” is incorporated herein by reference. The Company did not repurchase any shares in the fourth quarter of 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.
     The information contained in the Annual Report under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.
Item 7. Financial Statements.
     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Clark, Schaefer, Hackett & Co. dated March 3, 2008, contained in the Annual Report are incorporated herein by reference.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 8A(T). Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     Internal control systems, no matter how well designed and operated, have inherent limitations, including the possibility of the circumvention or overriding of controls. Due to these inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. As a result, projections of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2007, is effective using these criteria.
     This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-KSB.
     Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information.
     On March 31, 2008, Franklin entered into an Employment Agreement Extension with each of Daniel T. Voelpel, Lawrence J. Spitzmueller, Thomas H. Siemers, Gretchen J. Schmidt, John P. Owens and Gregory W. Meyers, extending each of their existing employment agreement for an additional one-year period. As a result, the terms of their employment agreements will end on the following dates: Mr. Voelpel’s on July 1, 2011; Mr. Spitzmueller’s on December 20, 2011; Mr. Siemers’ on October 23, 2011; Ms. Schmidt’s on July 1, 2011; Mr. Owens’ on December 20, 2011; and Mr. Meyers’ on August 15, 2011. The remaining provisions of the original employment agreements are unchanged and remain in full force and effect.
     The foregoing description is qualified in its entirety by reference to the Employment Agreement Extensions, each of which is attached as an exhibit hereto.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
     The information contained in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year (the “Proxy Statement”), under the captions “PROPOSAL ONE — ELECTION OF DIRECTOR — Nominee for Election and Incumbent Directors,” “CORPORATE GOVERNANCE — Meetings of the Board and Committees of the Company — Audit Committee,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE — Stockholder Communications with Directors” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.
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
     The information contained in the Proxy Statement under the captions “EXECUTIVE OFFICERS — Executive Compensation; — Stock Option Information; — Employment Contracts; and — Retirement Benefits” and “CORPORATE GOVERNANCE — Director Compensation” is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information contained in the Proxy Statement under the captions “OWNERSHIP OF COMPANY STOCK” is incorporated herein by reference.
     The Company maintains the First Franklin Corporation 1997 Stock Option and Incentive Plan and the First Franklin Corporation 2002 Stock Option and Incentive Plan under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. These plans were approved at the 1997 and 2002 Annual Meetings of Stockholders.
     At December 31, 2007, all outstanding stock options were vested and exercisable. Effective December 15, 2005, the vesting of all unvested stock options was accelerated in anticipation of the effectiveness of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.” The vesting of the options was accelerated to avoid future expenses associated with unvested stock options granted prior to the effective date of the new standard.

     The following table shows, as of December 31, 2007, the number of shares of common stock issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average exercise	equity compensation plans
	issued upon exercise of	price of	(excluding securities
Plan category	outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	209,675	$14.80	36,672

Equity compensation plans not approved by security holders	—	—	—

Total	209,675	$14.80	36,672

Item 12. Certain Relationships and Related Transactions, and Director Independence.
     The information contained in the Proxy Statement under the captions “RELATED PERSON TRANSACTIONS” and “CORPORATE GOVERNANCE — Director Independence,” is incorporated herein by reference.
Item 13. Exhibits.

Exhibit No.	Description

3(a)	Certificate of Incorporation of First Franklin Corporation

3(b)	Amended and Restated Bylaws of First Franklin Corporation

10(a)	First Franklin Corporation 1997 Stock Option and Incentive Plan

10(b)	First Franklin Corporation 2002 Stock Option and Incentive Plan

10(c)	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000

10(d)	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated March 31, 2008

10(e)	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated July 1, 2006

Exhibit No.	Description

10(f)	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 31, 2008

10(g)	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated July 1, 2006

10(h)	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 31, 2008

10(i)	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004

10(j)	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated March 31, 2008

10(k)	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004

10(l)	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated March 31, 2008

10(m)	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005

10(n)	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated March 31, 2008

13	Portions of the Registrant’s 2007 Annual Report to Stockholders

20	Portions of the Proxy Statement for Registrant’s 2008 Annual Meeting of Stockholders

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certification of Chief Executive Officer

31(b)	Section 302 Certification of Chief Financial Officer

32(a)	Section 906 Certification of Chief Executive Officer

32(b)	Section 906 Certification of Chief Financial Officer
Item 14. Principal Accountant Fees and Services
     The information contained in the Proxy Statement under the caption “PROPOSAL TWO — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit and Non-Audit Fees” is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FRANKLIN CORPORATION
By:	/s/ Thomas H. Siemers
Thomas H. Siemers
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas H. Siemers	By:	/s/ Daniel T. Voelpel

	Thomas H. Siemers		Daniel T. Voelpel
	President, Chief Executive Officer		Vice President and Chief Financial Officer
	and a Director		(Principal Accounting Officer)

Date:	March 28, 2008	Date:	March 28, 2008

By:	/s/ Richard H. Finan	By:	/s/ Mary W. Sullivan

	Richard H. Finan		Mary W. Sullivan
	Director		Director

Date:	March 28, 2008	Date:	March 28, 2008

By:	/s/ John L. Nolting	By:	/s/ John J. Kuntz

	John L. Nolting		John J. Kuntz
	Director		Director

Date:	March 28, 2008	Date:	March 28, 2008

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

3(a)	Certificate of Incorporation	Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997 (SEC File No. 000-16362)(the “1996 Form 10-KSB”)

3(b)	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K for the event on September 24, 2007, filed with the Securities and Exchange Commission on September 26, 2007 (SEC File No. 000-16362)

10(a)	First Franklin Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10(c) to the 1996 Form 10-KSB

10(b)	First Franklin Corporation 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 22, 2002 (SEC File No. 000-16362)

10(c)	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000	Incorporated by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003 (SEC File No. 000-16362)

10(d)	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated March 31, 2008	Filed herewith

10(e)	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated July 1, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 11, 2006 (SEC File No. 000-16362)(the “2006 Form 10-QSB”)

10(f)	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 31, 2008	Filed herewith

10(g)	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated July 1, 2006	Incorporated by reference to Exhibit 10.1 to the 2006 Form 10-QSB
10(h)	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 31, 2008	Filed herewith

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

10(i)	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004	Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005 (SEC File No. 000-16362) (the “2004 Form 10-KSB”)

10(j)	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated March 31, 2008	Filed herewith

10(k)	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004	Incorporated by reference to Exhibit 10(g) to the 2004 Form 10-KSB

10(l)	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated March 31, 2008	Filed herewith

10(m)	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005	Incorporated by reference to Exhibit 10(h) to the 2004 Form 10-KSB

10(n)	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated March 31, 2008	Filed herewith

13	Portions of the 2007 Annual Report to Stockholders	Filed herewith

20	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders	Incorporated by reference to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed by the Registrant no later than 120 days after the end of the fiscal year (SEC File No. 000-16362)

21	Subsidiaries of First Franklin Corporation	Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 (SEC File No. 000-16362)

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31(a)	Section 302 Certification of Chief Executive Officer	Filed herewith

31(b)	Section 302 Certification of Chief Financial Officer	Filed herewith

32(a)	Section 906 Certification of Chief Executive Officer	Filed herewith

32(b)	Section 906 Certification of Chief Financial Officer	Filed herewith