Form 10KSB/A
period 2007-12-31
FIRST FRANKLIN CORP
filed 2008-04-03
CIK 742161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
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

Item 13. Exhibits.
SIGNATURES
INDEX TO EXHIBITS
EX-13
EX-31(A)
EX-31(B)
EX-32.A
EX-32.B

EXPLANATORY NOTE
     First Franklin Corporation (the “Company”) hereby amends Item 13 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Form 10-KSB”). The Company is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment No. 1”) to include the report of its independent auditors, Clark, Schaefer, Hackett & Co. on the Company’s financial statements for the fiscal year ended December 31, 2007. Due to clerical error, the report of Clark, Schaefer, Hackett & Co. on the Company’s financial statements for the fiscal year ended December 31, 2006, instead of the report for the fiscal year ended December 31, 2007, was inadvertently included in the 2007 Annual Report to Stockholders filed as Exhibit 13 to the Original Form 10-KSB. The correct report was included in the printed version of the 2007 Annual Report to Stockholders.
     In accordance with the rules of the Securities and Exchange Commission, the Company has set forth the text of Item 13 and Exhibit 13 in their entirety. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31(a) and 31(b) and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32(a) and 32(b) to this Amendment No. 1. Other than the inclusion of the correct report of Clark, Schaefer, Hackett & Co., the remainder of Exhibit 13, including the Company’s consolidated financial statements, is unchanged.
     This Amendment No. 1 is limited in scope to the portions of the Original Form 10-KSB set forth above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-KSB. Accordingly, all other items that remain unaffected are omitted in this filing. The amendment to the Original Form 10-KSB reflected in this Amendment No. 1 did not result in a change to, or restatement of, the financial statements or other financial information included in the Original Form 10-KSB.
     This Amendment No. 1 continues to speak as of the date of the original filing of the Original Form 10-KSB and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this Amendment No.1 shall not be deemed an admission that the Original Form 10-KSB, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.
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
SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FRANKLIN CORPORATION
Date: April 3, 2008	By:	/s/ Thomas H. Siemers
Thomas H. Siemers
President and Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

3(a)	Certificate of Incorporation	Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997 (SEC File No. 000-16362)(the “1996 Form 10-KSB”)

3(b)	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K for the event on September 24, 2007, filed with the Securities and Exchange Commission on September 26, 2007 (SEC File No. 000-16362)

10(a)	First Franklin Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10(c) to the 1996 Form 10-KSB

10(b)	First Franklin Corporation 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 22, 2002 (SEC File No. 000-16362)

10(c)	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000	Incorporated by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003 (SEC File No. 000-16362)

10(d)	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated March 31, 2008	Incorporated by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (SEC File No. 000-16362) (the “2007 Form 10-KSB”)

10(e)	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated July 1, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 11, 2006 (SEC File No. 000-16362)(the “2006 Form 10-QSB”)

10(f)	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 31, 2008	Incorporated by reference to Exhibit 10(f) to the 2007 Form 10-KSB

10(g)	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated July 1, 2006	Incorporated by reference to Exhibit 10.1 to the 2006 Form 10-QSB

10(h)	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 31, 2008	Incorporated by reference to Exhibit 10(h) to the 2007 Form 10-KSB

10(i)	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004	Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005 (SEC File No. 000-16362) (the “2004 Form 10-KSB”)

10(j)	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated March 31, 2008	Incorporated by reference to Exhibit 10(j) to the 2007 Form 10-KSB

10(k)	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004	Incorporated by reference to Exhibit 10(g) to the 2004 Form 10-KSB

10(l)	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated March 31, 2008	Incorporated by reference to Exhibit 10(l) to the 2007 Form 10-KSB

10(m)	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005	Incorporated by reference to Exhibit 10(h) to the 2004 Form 10-KSB

10(n)	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated March 31, 2008	Incorporated by reference to Exhibit 10(n) to the 2007 Form 10-KSB

13	Portions of the 2007 Annual Report to Stockholders	Filed herewith

20	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders	Incorporated by reference to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 28, 2008 (SEC File No. 000-16362)

21	Subsidiaries of First Franklin Corporation	Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 (SEC File No. 000-16362)

23	Consent of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 23 to the 2007 Form 10-KSB

31(a)	Section 302 Certification of Chief Executive Officer	Filed herewith

31(b)	Section 302 Certification of Chief Financial Officer	Filed herewith

32(a)	Section 906 Certification of Chief Executive Officer	Filed herewith

32(b)	Section 906 Certification of Chief Financial Officer	Filed herewith