Form 10-Q
period 2008-03-31
FIRST FRANKLIN CORP
filed 2008-05-14
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008

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
(513) 469-5352
(Registrant’s Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only to Corporate Issuers
As of May 13, 2008, there were issued and outstanding 1,680,684 shares of the Registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
ASSETS

	March 31, 2008	Dec. 31, 2007
	(Unaudited)
Cash, including certificates of deposit and other interest-earning deposits of $2,100 at 03/31/08 and 12/31/07	$5,764	$6,897
Investment securities:
Securities available-for-sale, at market value (amortized cost of $13,980 at 03/31/08 and $17,011 at 12/31/07)	13,979	17,030
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,830 at 03/31/08 and $3,193 at 12/31/07)	2,816	3,184
Securities held-to-maturity, at amortized cost (market value of $5,203 at 03/31/08 and $340 at 12/31/07)	5,289	322
Loans receivable, net	276,669	273,310
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,859	4,797
Real estate owned, net	1,490	948
Accrued interest receivable	1,088	1,053
Property and equipment, net	3,678	3,728
Bank owned life insurance	5,574	5,517
Other assets	1,969	2,132

Total assets	$323,175	$318,918

LIABILITIES
Deposits	$229,070	$226,521
Borrowings	66,130	63,353
Advances by borrowers for taxes and insurance	1,730	2,315
Other liabilities	370	785

Total liabilities	297,300	292,974

Minority interest in consolidated subsidiary	233	238

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 03/31/08 and 12/31/07	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 330,183 shares at 03/31/08 and 12/31/07	(3,270)	(3,270)
Retained earnings, substantially restricted	22,731	22,778
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(10) at 03/31/08 and $(2) at 12/31/07	(21)	(4)

Total stockholders’ equity	25,642	25,706

	$323,175	$318,918

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the three months ended
	March 31,2008	March 31, 2007
	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$4,017	$4,187
Mortgage-backed securities	46	67
Investments	291	418

	4,354	4,672

Interest expense:
Deposits	2,098	2,166
Borrowings	780	897

	2,878	3,063

Net interest income	1,476	1,609
Provision for loan losses	89	70

Net interest income after provision for loan losses	1,387	1,539

Noninterest income:
Gain on loans sold	49	23
Gain on sale of investments	84	—
Service fees on NOW accounts	210	194
Other income	187	167

	530	384

Noninterest expense:
Salaries and employee benefits	724	716
Occupancy	240	257
Federal deposit insurance premiums	7	7
Advertising	51	58
Service bureau	148	131
Other	621	552

	1,791	1,721

Income before federal income taxes	126	202

Provision for federal income taxes	22	67

Net income	$104	$135

Retained Earnings-Beginning of period	$22,778	$22,927
Net Income	104	135
Less: Dividends declared	(151)	(152)

Retained Earnings-end of period	$22,731	$22,910

Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$104	$135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	89	70
Gain on sale of investments	(71)	—
Gain on sale of loans	(49)	(23)
Loss on the sale of real estate owned	—	49
Depreciation	94	98
Amortization	(13)	(3)
Deferred income taxes	—	—
Deferred loan fees	99	(6)
FHLB stock dividends	(62)	—
Bank Owned Life Insurance	(57)	(53)
Increase in accrued interest receivable	(35)	(188)
Decrease (increase) in other assets	(35)	891
Increase (decrease) in other liabilities	(208)	95
Other, net	(5)	(4)
Proceeds from sale of loans originated for sale	3,715	1,975
Disbursements on loans originated for sale	(3,057)	(1,969)

Net cash provided by operating activities	509	1,067

Cash flows from investing activities:
Net change in loans receivable	(4,689)	1,535
Principal reduction on mortgage-backed securities	390	451
Proceeds from sale of SBA loans	—	206
Purchase of available-for-sale investment securities:	(11,216)	—
Purchase of held-to-maturity mortgage-backed securities:	(4,994)	—
Proceeds from maturities/calls of investment securities:
Available-for-sale	12,259	500
Proceeds from sale of investment securities:
Available-for-sale	2,071	—
Decrease (increase) in real estate owned	(9)	(31)
Proceeds from sale of property and equipment	15	—
Capital expenditures	(59)	(8)

Net cash provided (used) by investing activities	(6,232)	2,653

Cash flows from financing activities:
Net change in deposits	2,549	1,746
Net change in borrowed money	2,777	(2,125)
Decrease in advances by borrowers for taxes and insurance	(585)	(576)
Issuance (purchase) of treasury stock	—	(100)
Payment of dividends	(151)	(152)

Net cash provided (used) by financing activities	4,590	(1,207)

Net increase (decrease) in cash	(1,133)	2,513

Cash at beginning of year	6,897	7,828

Cash at end of year	$5,764	$10,341

     The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2007 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect an impact from the adoption of this statement.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with FASB Statement No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” if, in substance, a postretirement plan exists, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. The Company adopted the statement effective January 1, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement No. 159 are elective. However, the amendment to FASB Statement No. 115 applies to all entities with available-for-sale and trading securities. The fair value option established by Statement No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The effective date of the statement is for the first fiscal period that begins after November 15, 2007 with earlier adoption allowed with specific requirements of the statement. The Company adopted the statement effective January 1, 2008. Management does not expect an impact from the adoption of this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
First Franklin Corporation (“First Franklin” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of the outstanding common stock of The Franklin Savings and Loan Company (“Franklin”).
First Franklin’s mission is to provide high quality, cost effective financial products and services which accrue to the benefit of its customers, employees, stockholders, and the communities it serves by adhering to the following values:
1.	Exceed customers’ expectations regarding service and products.

2.	Achieve success through our employees’ efforts.

3.	Stockholder satisfaction will enable us to continue serving our customers.

4.	Support the communities we serve.

5.	Combine business success with integrity.
The Company’s operating philosophy is to be an efficient and profitable financial services organization with a professional staff committed to enhancing stockholder value by structuring and delivering quality services that attract customers and satisfy both their needs and preferences. Management’s goal is to maintain profitability and a strong capital position by pursuing the following strategies: (i) emphasizing real estate lending in both the residential and commercial mortgage markets, (ii) managing liability pricing, (iii) controlling interest rate risk, (iv) controlling operating expenses, (v) using technology to improve employee efficiency, and (vi) maintaining asset quality.
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
Franklin is an Ohio stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin’s business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase investments. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between Franklin accounts and accounts at other financial institutions, pay bills, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at that time. At the present time, Madison has no operations. Madison’s only assets are cash and interest-earning deposits, and its only source of income is the interest earned on these deposits.
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers, and it is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland currently offers a competing system to customers switching to its new teller platform, and it is anticipated that it will totally phase out the use of the DirectTeller system over the next two to three years. DirectTeller has completed development of a Customer Relationship Management (“CRM”) system which is designed to be integrated with a Voice Over Internet Protocol (“VOIP”) telephone system. Franklin is using both the VOIP telephone system and the CRM program.
In September 2006, management and the Board of Directors reviewed the Company’s strategic plan and established various strategic objectives for the next three years. The primary objectives of this plan are profitability, independence, capital adequacy and enhancing stockholder value. At a meeting in September 2007, management and the board of directors reviewed the progress being made, discussed any changes needed, and decided to continue following the current plan while placing additional emphasis on earnings improvement. Management will continue to emphasize expanding Franklin’s consumer and commercial loan portfolios, using technology to improve efficiency, restructuring Franklin’s deposit portfolio to emphasize core deposits and cross-selling of services, and enhancing the efficiency of its staff.
On January 18, 2008 Franklin announced the signing of a definitive agreement for the acquisition of certain branches of Oak Hill Banks, Jackson, Ohio. On February 29, 2008, the agreement was terminated upon the mutual agreement of the parties. No penalties wiere incurred by either party due to the termination.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets increased $4.26 million (1.3%) from $318.92 million at December 31, 2007 to $323.18 million at March 31, 2008. During the first quarter of 2008, mortgage-backed securities increased $4.60 million, cash and investments decreased $4.18 million, loans receivable increased $3.36 million, borrowings increased $2.78 million and deposits increased $2.55 million. During the quarter Franklin performed an arbitrage transaction in which it purchased a $5.00 million fixed-rate mortgage-backed security with the proceeds from $5.00 million in Federal Home Loan Bank (“FHLB”) advances, resulting in an interest rate spread of approximately 2.00%.
Loan disbursements of $16.15 million occurred during the current quarter compared to loan disbursements of $12.82 million during the three months ended March 31, 2007. Franklin also purchased a $1.39 million loan participation during the quarter. Mortgage loan sales of $3.71 million occurred during the current three-month period compared to loan sales of $1.98 million in the first quarter of 2007. The increase in loan disbursements during the current quarter reflects an increase in the origination of multi-family and commercial real estate loans. At March 31, 2008, Franklin had $4.19 million of commitments to originate mortgage loans, $1.63 million of undisbursed loan funds were being held on various construction loans, and $18.36 million of undisbursed consumer and commercial lines of credit. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Liquid assets decreased $4.18 million during the quarter ended March 31, 2008 to $19.74 million. This decrease reflects loan and mortgage-backed securities repayments of $10.62 million, loan sales of $3.71 million, an increase in borrowings of $2.78 million and deposit growth of $2.55 million, less loan disbursements of $16.15 million, a loan participation purchase of $1.39 million and a mortgage-backed security purchase of $4.99 million. At March 31, 2008, liquid assets were 6.11% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2008. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$13,980	$40	$41	$13,979
Mortgage-backed securities	2,830	3	17	2,816
Held-to-maturity
Mortgage-backed securities	5,289	20	106	5,203

	$22,099	$63	$164	$21,998
Management has the intent to hold these securities for the foreseeable future. The decline in market value is due to an increase in market interest rates. The fair value of these securities is expected to recover as they approach their maturity dates.
At March 31, 2008, deposits were $229.07 million compared to $226.52 million at December 31, 2007, an increase of $2.55 million. During the current quarter, consumers moved funds from core deposit accounts to higher yielding certificates of deposit. As a result, core deposits decreased $597,000 and certificates increased $3.15 million. Interest of $1.88 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits increased $670,000 during the quarter ended March 31, 2008.
At March 31, 2008, Franklin had outstanding FHLB advances of $66.13 million at an average cost of 4.79%. During the next twelve months, required principal reduction on these borrowings will be $18.98 million. The Company had no other borrowings outstanding at March 31, 2008.
At March 31, 2008, $6.90 million of assets were classified substandard, no assets were classified doubtful, $505,000 were classified loss and $2.42 million were designated by management as special mention, compared to $6.68 million as substandard, $506,000 as loss and $1.96 million designated as special mention at December 31, 2007. Non-accruing loans and accruing loans delinquent 90 days or more, net of reserves, were $4.23 million at March 31, 2008 and $4.98 million at December 31, 2007. At March 31, 2008, the recorded investment in loans for which impairment has been recognized was approximately $621,000 with related reserves of $352,000.

The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2008.

(Dollars in thousands)
Balance at beginning of period	$1,101
Charge offs	0
Additions charged to operations	89
Transfers to real estate owned	0
Recoveries	2

Balance at end of period	$1,192
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders on which management strives to achieve adequate returns. The Company and Franklin continue to enjoy a strong capital position. At March 31, 2008, net worth was $25.64 million, which was 7.93% of assets. At the same date, book value per share was $15.26, compared to $15.30 per share at December 31, 2007.
The following table summarizes, as of March 31, 2008, Franklin’s regulatory capital position in dollars and as a percentage of assets.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Core	$24,306	$12,907	11,399	7.53%	4.00%	3.53%
Risk-based	25,097	17,368	7,729	11.56%	8.00%	3.56%
COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2008 and 2007 was $87,000 and $212,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
Net income was $104,000 ($0.06 per basic share) for the current quarter compared to $135,000 ($0.08 per basic share) for the quarter ended March 31, 2007. The decrease in income before taxes during the current three-month period, when compared to the same period in 2007, reflects a decrease of $133,000 in net interest income and increases of $70,000 in noninterest expense and $19,000 in the provision for loan losses which were partially offset by an increase of $146,000 in noninterest income.
Net interest income, before provisions for loan losses, was $1.48 million for the current quarter compared to $1.61 million for the first quarter of 2007. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the three month periods ended March 31,
	2008 vs 2007
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$(18)	$(152)	$(170)
Mortgage-backed securities	(1)	(20)	(21)
Investments	(132)	17	(115)
FHLB stock	0	(12)	(12)

Total interest-earning assets	$(151)	$(167)	$(318)

Interest expense attributable to:
Demand deposits	$(1)	$(32)	$(33)
Savings accounts	(3)	(21)	(24)
Certificates	(33)	22	(11)
FHLB advances and other borrowings	(90)	(27)	(117)

Total interest-bearing liabilities	$(127)	$(58)	$(185)

Decrease in net interest income	$(24)	$(109)	$(133)

(1)	Includes non-accruing loans.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of December 31, 2007, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
As the tables below illustrate, average interest-earning assets decreased $10.58 million to $301.76 million during the three months ended March 31, 2008, from $312.34 million for the three months ended March 31, 2007. Average interest-bearing liabilities decreased $11.11 million from $301.86 million for the three months ended March 31, 2007, to $290.75 million for the current three-month period. Thus, average net interest-earning assets increased $521,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.81% for the three months ended March 31, 2008, compared to 1.92% for the same period in 2007. The decrease in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 5.98% for the three months ended March 31, 2007, to 5.77% for the same three-month period in 2008. During the same period the cost of interest-bearing liabilities decreased from 4.06% to 3.96%. The majority of the decrease in the yield on interest-earning assets is the result of a decrease in the yield on loans from 6.05% to 5.83%, and the majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of savings deposits from 1.73% to 1.13% and demand deposits from 1.30% to 0.74%.

	For the three months ended March 31, 2008
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$275,748	5.83%
Mortgage-backed securities	4,957	3.71%
Investments	16,236	5.62%
FHLB stock	4,818	5.23%

Total	$301,759	5.77%

Average interest-bearing liabilities
Demand deposits	$31,260	0.90%
Savings accounts	28,519	1.43%
Certificates	167,434	4.60%
FHLB advances	63,540	4.91%

Total	$290,753	3.96%

Net interest-earning assets/interest rate spread	$11,006	1.81%

	For the three months ended March 31, 2007
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$276,915	6.05%
Mortgage-backed securities	4,797	5.31%
Investments	25,591	5.36%
FHLB stock	5,045	6.25%

Total	$312,348	5.98%

Average interest-bearing liabilities
Demand deposits	$31,684	1.30%
Savings accounts	29,145	1.73%
Certificates	170,233	4.55%
FHLB advances	70,801	5.07%

Total	$301,863	4.06%

Net interest-earning assets/interest rate spread	$10,485	1.92%
Noninterest income for the quarter ended March 31, 2008 was $530,000 compared to $384,000 for the same quarter in 2007. The majority of the increase in noninterest income is the result of increases of $84,000 in the gains on the sale of investments, $26,000 in the gain on the sale of loans and $16,000 in fees earned on checking accounts.
Noninterest expense was $1.79 million for the current quarter compared to $1.72 million for the quarter ended March 31, 2007. As a percentage of average assets, this is 2.24% for the current three-month period compared to 2.09% for the first three months of 2007. The increase in noninterest expense is due to increases in service bureau costs, foreclosure costs and real estate owned expenses. There were also approximately $30,000 of expenses related to the terminated Oak Hill branch acquisition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Not required
Item 4. Controls and Procedures
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
Item 1A. RISK FACTORS
     Not required
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
Date: May 14, 2008