Form 10-Q
period 2008-06-30
FIRST FRANKLIN CORP
filed 2008-08-14
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only to Corporate Issuers
As of August 14, 2008, there were issued and outstanding 1,680,684 shares of the Registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $150 at 06/30/08 and $2,100 at 12/31/07	$1,737	$6,897
Investment securities:
Securities available-for-sale, at market value (amortized cost of $14,981 at 06/30/08 and $17,011 at 12/31/07)	14,581	17,030
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,581 at 06/30/08 and $3,193 at 12/31/07)	2,577	3,184
Securities held-to-maturity, at amortized cost (market value of $5,016 at 06/30/08 and $340 at 12/31/07)	5,216	322
Loans receivable, net	273,968	273,310
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,925	4,797
Real estate owned, net	1,647	948
Accrued interest receivable	1,174	1,053
Property and equipment, net	3,595	3,728
Bank owned life insurance	5,631	5,517
Other assets	2,593	2,132

Total assets	$317,644	$318,918

LIABILITIES
Deposits	$225,462	$226,521
Borrowings	65,584	63,353
Advances by borrowers for taxes and insurance	1,478	2,315
Other liabilities	588	785

Total liabilities	293,112	292,974

Minority interest in consolidated subsidiary	179	238

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 06/30/08 and 12/31/07	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost — 330,183 shares at 06/30/08 and 12/31/07	(3,270)	(3,270)
Retained earnings, substantially restricted	21,705	22,778
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(146) at 06/30/08 and $(2) at 12/31/07	(284)	(4)

Total stockholders’ equity	24,353	25,706

	$317,644	$318,918

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,893	$4,094	$7,910	$8,281
Mortgage-backed securities	102	62	148	129
Investments	272	437	563	855

	4,267	4,593	8,621	9,265

Interest expense:
Deposits	1,992	2,201	4,090	4,367
Borrowings	778	857	1,558	1,754

	2,770	3,058	5,648	6,121

Net interest income	1,497	1,535	2,973	3,144

Provision for loan losses	1,392	75	1,481	145

Net interest income after provision for loan losses	105	1,460	1,492	2,999

Noninterest income:
Gain on loans sold	38	45	87	68
Gain on sale of investments	—	—	83	—
Service fees on checking accounts	222	210	432	404
Other income	173	193	361	360

	433	448	963	832

Noninterest expense:
Salaries and employee benefits	752	736	1,476	1,452
Occupancy	242	263	482	520
Federal deposit insurance premiums	6	7	13	14
Advertising	78	51	129	109
Service bureau	140	128	288	259
Other	701	572	1,322	1,124

	1,919	1,757	3,710	3,478

Income (loss) before federal income taxes	(1,381)	151	(1,255)	353

Provision for federal income taxes	(507)	23	(485)	90

Net income (loss)	$(874)	$128	$(770)	$263

Retained Earnings-Beginning of period	$22,731	$22,910	$22,778	$22,927
Net Income (loss)	(874)	128	(770)	263
Less: Dividends declared	(152)	(151)	(303)	(303)

Retained Earnings-end of period	$21,705	$22,887	$21,705	$22,887

Net income (loss) per common share:
Basic	$(0.52)	$0.08	$(0.46)	$0.16
Diluted	$(0.52)	$0.07	$(0.46)	$0.15
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(770)	$263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,481	145
Gain on sale of investments	(83)	—
Gain on sale of loans	(87)	(68)
Loss on the sale of real estate owned	76	49
Depreciation	185	194
Amortization	(25)	(3)
Deferred income taxes	12	—
Deferred loan fees	94	(22)
FHLB stock dividends	(128)	—
Bank Owned Life Insurance	(114)	(110)
Increase in accrued interest receivable	(121)	(124)
Decrease (increase) in other assets	(461)	1,143
Increase (decrease) in other liabilities	(65)	50
Other, net	(59)	111
Proceeds from sale of loans originated for sale	6,564	5,645
Disbursements on loans originated for sale	(5,907)	(5,410)

Net cash provided by operating activities	592	1,863

Cash flows from investing activities:
Net change in loans receivable	(3,646)	5,699
Principal reduction on mortgage-backed securities	711	994
Purchase of available-for-sale investment securities:	(12,201)	—
Purchase of held-to-maturity mortgage-backed securities:	(4,994)	—
Proceeds from maturities/calls of investment securities:
Available-for-sale	12,259	—
Proceeds from sale of investment securities:
Available-for-sale	2,071	2,000
Decrease (increase) in real estate owned	68	(160)
Proceeds from sale of property and equipment	15	—
Capital expenditures	(67)	(13)

Net cash provided (used) by investing activities	(5,784)	8,520

Cash flows from financing activities:
Net change in deposits	(1,059)	(1,908)
Net change in borrowed money	2,231	(6,327)
Decrease in advances by borrowers for taxes and insurance	(837)	(775)
Issuance (purchase) of treasury stock	—	(97)
Payment of dividends	(303)	(303)

Net cash provided (used) by financing activities	32	(9,410)

Net increase (decrease) in cash	(5,160)	973

Cash at beginning of year	6,897	7,828

Cash at end of year	$1,737	$8,801

Non cash disclosures
Real estate acquired in settlement of loans	843	926
Change in unrealized gain (loss) on available-for-sale securities	(412)	(109)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2007 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “(SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect an impact from the adoption of this statement.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with FASB Statement No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” if, in substance, a postretirement plan exists, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. The Company adopted the statement effective January 1, 2008, with a minimal effect on the financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement No. 159 are elective. However, the amendment to FASB Statement No. 115 applies to all entities with available-for-sale and trading securities. The fair value option established by Statement No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The effective date of the statement is for the first fiscal period that begins after November 15, 2007 with earlier adoption allowed with specific requirements of the statement. The Company adopted the statement effective January 1, 2008. There was no effect on the financial statements as a result of the adoption of this statement.

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

First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers, and it is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland customers switching to its new teller platform must also switch to different voice response system. It is anticipated that it will totally phase out the use of the DirectTeller system over the next two to three years.
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
Statements included in this document, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results. Factors that could cause financial performance to differ materially from that expressed in any forward-looking statement include, but are not limited to, credit risk, interest rate risk, competition, changes in the regulatory environment and changes in general business and economic trends.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $1.28 million (0.4%) from $318.92 million at December 31, 2007 to $317.64 million at June 30, 2008, compared to a $9.18 million (2.8%) decrease for the same period in 2007. During 2008, mortgage-backed securities increased $4.29 million, cash and investments decreased $7.61 million, loans receivable increased $658,000, deposits decreased $1.06 million and borrowings increased $2.23 million. The increase in mortgage-backed securities during the six-month period was due to the purchase of a $5.0 million fixed-rate security. FHLB advances were used to fund this purchase and the transaction had a positive spread of approximately 3.0%. The decrease in cash and investments was partially due to the sale of a $2.0 million agency security and a reduction of $2.0 million in overnight funds.
Loan disbursements were $29.66 million during the current six-month period compared to $24.01 million during the six months ended June 30, 2007. Disbursements during the second quarter of 2008 were $13.51 million compared to $11.19 million during the same quarter in 2007. The increase in loan disbursements reflects demand for home equity and commercial real estate loans. Most home equity loans are originated with a loan to value (“LTV”) ratio, including the first mortgage, of less than 85%. On loans with an LTV greater than 85%, private mortgage insurance is acquired. Mortgage loan sales were $6.56 million during the current six-month period compared to $5.65 million during the six months ended June 30, 2007. The increase in loan sales is the result of increased consumer demand for fixed-rate loans, which Franklin sells in the secondary market, without recourse. At June 30, 2008, commitments to originate mortgage loans were $918,000, $3.72 million of undisbursed loan funds were being held on various construction loans, and the Company also had approximately $18.45 million of undisbursed lines of credit on consumer and commercial loans. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets decreased $7.61 million during the six months ended June 30, 2008 to $16.32 million. This decrease reflects loan and mortgage-backed securities repayments of $23.72 million, loan sales of $6.56 million and borrowings of $2.23 million, less loan disbursements of $29.66 million and savings outflows of $1.06 million. At June 30, 2008, liquid assets were 5.14% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2008. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Available-for-sale
Investment securities	$14,981	$6	$406	$14,581
Mortgage-backed securities	2,581	8	12	2,577
Held-to-maturity
Mortgage-backed securities	5,216	18	218	5,016

	$22,778	$32	$636	$22,174
None of the investments have other than a temporary impairment as of June 30, 2008. Management has the intent to hold these securities for the foreseeable future and the decline in the market value of the investment and mortgage-backed securities is due to the increase in market interest rates and other economic factors such as the risk associated with mortgage-backed securities. Management expects the market value to recover as securities approach their maturity dates.
At June 30, 2008, deposits were $225.46 million compared to $226.52 million at December 31, 2007, a decrease of $1.06 million. During the current six month period, consumers moved funds from core deposit accounts to higher yielding certificates of deposit. As a result, core deposits decreased $1.94 million and certificates increased $882,000 million. Interest of $3.66 million during the current six months was credited to accounts. After eliminating the effect of interest credited, deposits decreased $4.72 million during the six months ended June 30, 2008.
At June 30, 2008, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $65.58 million at an average cost of 4.61%. During the next twelve months, required principal reduction on the FHLB advances will be $23.62 million. If sufficient funds are not available from normal cashflows to make these required payments, Franklin has sufficient borrowing capacity to fund the required payments.
At June 30, 2008, $5.87 million of assets were classified substandard, no assets were classified doubtful, $1.57 million were classified loss and $4.11 million were designated by management as special mention, compared to $6.68 million as substandard, $506,000 as loss and $1.96 million designated as special mention at December 31, 2007. The decline in the assets classified substandard and increase in the assets classified loss is a result of the $1.36 million loss reserves established during the current quarter. The increase in assets designated special mention is the result of a $1.0 million construction loan and three loans secured by 1-4 family non-owned occupied properties, with an outstanding balance of $500,000, being designated as special mention. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $3.97 million at June 30, 2008 and $4.98 million at December 31, 2007. At June 30, 2008, the recorded investment in loans for which impairment has been recognized was approximately $3.02 million with related reserves of $1.32 million. Real estate owned, net of any reserves, was $1.65 million at June 30, 2008 compared to $948,000 at December 31, 2007. The decline in the non-accruing and accruing loans delinquent ninety days or more during the current six months, is a result of $1.36 million of loss reserves discussed above and various loans being transferred to real estate owned.
The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2008.

(Dollars in thousands)
Balance at beginning of period	$1,101
Charge offs	75
Additions charged to operations	1,481
Transfers to real estate owned	0
Recoveries	0
Balance at end of period	$2,507
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At June 30, 2008, net worth was $24.35 million, which was 7.67% of assets. At the same date, book value per share was $14.49, compared to $15.30 per share at December 31, 2007. The reduction in net worth and the book value per share is the result of the operating loss experienced during the six months ended June 30, 2008.
The following table summarizes, as of June 30, 2008, Franklin’s regulatory capital position.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

Core	$23,489	$12,685	10,804	7.41%	4.00%	3.41%
Risk-based	24,521	17,286	7,235	11.35%	8.00%	3.35%
Franklin continues to be rated as “well capitalized” under Office of Thrift Supervision regulations.
COMPREHENSIVE INCOME
Comprehensive income (loss) for the six months ended June 30, 2008 and 2007 was $(1.05) million and $191,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had a net loss of $(874,000) ($0.52 per basic share) for the current quarter and $(770,000) ($0.46 per basic share) for the six months ended June 30, 2008, after its subsidiary, Franklin Savings, established general and specific loan loss reserves of approximately $1.36 million on 20 loans and real estate owned in its portfolio with a book value of approximately $3.29 million. Net income for the second quarter of 2007 was $128,000 ($0.08 per basic share) and $263,000 ($0.16 per basic share) for the six months ended June 30, 2007. The decrease in net income during the current six-month period reflects increases of $28,000 in checking account fees, $19,000 in gains on loans sold and $83,000 in gains on the sale of investments, which were more than offset by increases of $232,000 in operating expenses and $1.34 million in loan loss provisions and a decrease of $171,000 in net interest income.

Net interest income, before provisions for loan losses, was $1.50 million for the current quarter and $2.97 million for the first six months of 2008, compared to $1.54 million and $3.14 million, respectively, for the same periods in 2007. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the six month periods ended June 30,
	2008 vs 2007
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	($6)	($365)	($371)
Mortgage-backed securities	33	(14)	19
Investments	(259)	(8)	(267)
FHLB stock	2	(27)	(25)

Total interest-earning assets	($230)	($414)	($644)

Interest expense attributable to:
Demand deposits	($4)	($71)	($75)
Savings accounts	(7)	(82)	(89)
Certificates	(60)	(53)	(113)
FHLB advances and other borrowings	(117)	(79)	(196)

Total interest-bearing liabilities	($188)	($285)	($473)

Decrease in net interest income	($42)	($129)	($171)

(1)	Includes non-accruing loans.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, consisting primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such a structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of March 31, 2008, the most current data available, Franklin’s assets repriced or matured more rapidly than its liabilities and Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
As the tables below illustrate, average interest-earning assets decreased $7.95 million to $302.25 million during the six months ended June 30, 2008, from $310.20 million for the six months ended June 30, 2007. Average interest-bearing liabilities decreased $8.76 million from $299.75 million for the six months ended June 30, 2007, to $290.99 million for the current six-month period. Thus, average net interest-earning assets increased $813,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.82% for the six months ended June 30, 2008, compared to 1.89% for the same period in 2007. The decrease in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 5.97% for the six months ended June 30, 2007 to 5.70% for the current six month period, due to decreases in the yield on loans from 6.02% to 5.75% and in the yield on the FHLB stock from 6.38% to 5.28%. During the current six month period the cost of interest-bearing liabilities decreased from 4.08% to 3.88% due to a decrease in the cost of FHLB advances from 5.08% to 4.84%, savings deposits from 1.79% to 1.21% and checking accounts from 1.26% to 0.80%. The decline in the yield on interest-earning assets and the cost of interest-bearing liabilities is the result of a general decline in market interest rates.

	For the six months ended June 30, 2008
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$275,074	5.75%
Mortgage-backed securities	6,431	4.60%
Investments	15,896	5.47%
FHLB stock	4,849	5.28%

Total	$302,250	5.70%

Average interest-bearing liabilities
Demand deposits	$30,747	0.80%
Savings accounts	28,670	1.21%
Certificates	167,255	4.54%
FHLB advances	64,315	4.84%

Total	$290,987	3.88%

Net interest-earning assets/interest rate spread	$11,263	1.82%

	For the six months ended June 30, 2007
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$275,247	6.02%
Mortgage-backed securities	4,794	5.38%
Investments	25,366	5.53%
FHLB stock	4,797	6.38%

Total	$310,204	5.97%

Average interest-bearing liabilities
Demand deposits	$31,352	1.26%
Savings accounts	29,459	1.79%
Certificates	169,904	4.60%
FHLB advances	69,039	5.08%

Total	$299,754	4.08%

Net interest-earning assets/interest rate spread	$10,450	1.89%
During the second quarter of 2008 the Company established additional specific and general loss reserves of $1.36 million on approximately 20 loans and real estate owned properties in its portfolio with an approximate book value of $3.29 million. This action was prompted, at this time, due to continuing weakness in the financial and credit markets, the failure of various workout plans, established at the end of 2007 and early in 2008, to be successful, the continuing increase in the number of bankruptcies and foreclosures and deteriorating values in residential and commercial real estate securing the loans.
Noninterest income was $433,000 for the quarter and $963,000 for the six months ended June 30, 2008 compared to $448,000 for the same quarter in 2007 and $832,000 for the six months ended June 30, 2007. During the current six-month period, checking account fees increased $28,000, profits on the sale of loans increased $19,000 and the Company realized $83,000 in profits on the sale of $2.0 million investment securities.

Noninterest expenses were $1.92 million for the current quarter and $3.71 million for the current six-month period compared to $1.76 million for the same quarter in 2007 and $3.48 million for the six months ended June 30, 2007. As a percentage of average assets, this is 2.32% for the six months ended June 30, 2008 compared to 2.12% for the first six months of 2007. The increase in noninterest expense is partially due to the legal and professional fees associated with the proposed Oak Hill branch purchase, which was terminated on February 29, 2008 and increases in service bureau costs, real estate owned expenses and advertising.
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
Item 1A. RISK FACTORS
Not required
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	None

(b)	None

(c)	None
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Stockholders held on April 22, 2008, the following items were voted on by the stockholders:

		Voting negative,
		withholding
	Affirmative	or abstaining

Election of one director:

John L. Nolting	1,198,012	338,276

Ratification of the selection of Clark, Schaefer, Hackett & Co. as independent accountants for the current fiscal year.	1,411,484	124,806
Richard H. Finan and Mary W. Sullivan continued to serve after the meeting as directors for terms expiring in 2009 and Thomas H. Siemers and John J. Kuntz continued to serve after the meeting as directors for terms expiring in 2010.
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

Date: August 14, 2008