Form 10-Q
period 2008-09-30
FIRST FRANKLIN CORP
filed 2008-11-14
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only to Corporate Issuers
As of November 14, 2008, there were issued and outstanding 1,680,684 shares of the Registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $100 at 09/30/08 and $2,100 at12/31/07	$3,816	$6,897
Investment securities:
Securities available-for-sale, at market value (amortized cost of $13,985 at 09/30/08 and $17,011 at 12/31/07)	13,624	17,030
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,389 at 09/30/08 and $3,193 at 12/31/07)	2,372	3,184
Securities held-to-maturity, at amortized cost (market value of $5,084 at 09/30/08 and $340 at 12/31/07)	5,138	322
Loans receivable, net	272,753	273,310
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,797
Real estate owned, net	1,650	948
Accrued interest receivable	1,030	1,053
Property and equipment, net	3,527	3,728
Bank owned life insurance	5,685	5,517
Other assets	2,501	2,132

Total assets	$317,087	$318,918

LIABILITIES
Deposits	$218,654	$226,521
Borrowings	70,972	63,353
Advances by borrowers for taxes and insurance	1,832	2,315
Other liabilities	1,234	785

Total liabilities	292,692	292,974

Minority interest in consolidated subsidiary	148	238

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 09/30/08 and 12/31/07	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 330,183 shares at 09/30/08 and 12/31/07	(3,270)	(3,270)
Retained earnings, substantially restricted	21,590	22,778
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(142) at 09/30/08 and $(2) at 12/31/07	(275)	(4)

Total stockholders’ equity	24,247	25,706

	$317,087	$318,918

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,870	$4,086	$11,780	$12,367
Mortgage-backed securities	96	58	244	187
Investments	269	383	832	1,238

	4,235	4,527	12,856	13,792

Interest expense:
Deposits	1,913	2,194	6,003	6,561
Borrowings	766	810	2,324	2,564

	2,679	3,004	8,327	9,125

Net interest income	1,556	1,523	4,529	4,667

Provision for loan losses	60	41	1,541	186

Net interest income after provision for loan losses	1,496	1,482	2,988	4,481

Noninterest income:
Gain on loans sold	29	27	116	95
Gain on sale of investments	23	12	106	12
Service fees on checking accounts	239	216	671	620
Other income	190	172	551	532

	481	427	1,444	1,259

Noninterest expense:
Salaries and employee benefits	750	718	2,226	2,170
Occupancy	251	254	733	774
Federal deposit insurance premiums	11	7	24	21
Advertising	64	69	193	178
Service bureau	141	126	429	385
Other	863	622	2,185	1,746

	2,080	1,796	5,790	5,274

Income (loss) before federal income taxes	(103)	113	(1,358)	466

Provision for federal income taxes	(64)	9	(549)	99

Net income (loss)	$(39)	$104	$(809)	$367

Retained Earnings-Beginning of period	$21,705	$22,887	$22,778	$22,927
Net Income (loss)	(39)	104	(809)	367
Less: Dividends declared	(76)	(150)	(379)	(453)

Retained Earnings-end of period	$21,590	$22,841	$21,590	$22,841

Net income (loss) per common share:
Basic	$(0.02)	$0.06	$(0.48)	$0.22
Diluted	$(0.02)	$0.06	$(0.48)	$0.22
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended
	Sept. 30, 2008	Sept. 30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(809)	$367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,541	186
Gain on sale of investments	(106)	—
Gain on sale of loans	(116)	(95)
Loss on the sale of real estate owned	191	74
Depreciation	274	289
Amortization	(31)	(14)
Deferred loan fees	71	(33)
FHLB stock dividends	(194)	—
Bank Owned Life Insurance	(168)	(167)
Decrease (increase) in accrued interest receivable	23	(293)
Decrease (increase) in other assets	(369)	1,463
Increase in other liabilities	553	71
Other, net	(90)	(39)
Proceeds from sale of loans originated for sale	8,676	7,261
Disbursements on loans originated for sale	(8,018)	(7,049)

Net cash provided by operating activities	1,428	2,021

Cash flows from investing activities:
Net change in loans receivable	(2,766)	2,117
Principal reduction on mortgage-backed securities	981	1,483
Purchase of available-for-sale investment securities:	(12,201)	—
Purchase of held-to-maturity mortgage-backed securities:	(4,994)	—
Proceeds from maturities/calls of investment securities:
Available-for-sale	13,294	2,045
Proceeds from sale of investment securities:
Available-for-sale	2,071	—
Decrease (increase) in real estate owned	289	(54)
Proceeds from sale of property and equipment	15	—
Capital expenditures	(88)	(15)

Net cash provided (used) by investing activities	(3,399)	5,576

Cash flows from financing activities:
Net change in deposits	(7,867)	(2,544)
Net change in borrowed money	7,619	(8,634)
Decrease in advances by borrowers for taxes and insurance	(483)	(344)
Issuance (purchase) of treasury stock	—	(96)
Payment of dividends	(379)	(453)

Net cash used by financing activities	(1,110)	(12,071)

Net decrease in cash	(3,081)	(4,474)

Cash at beginning of year	6,897	7,828

Cash at end of year	$3,816	$3,354

Non cash disclosures
Real estate acquired in settlement of loans	1,169	926
Change in unrealized gain (loss) on available-for sale securities	(388)	148

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company” or “First Franklin”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2007 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.
FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Fair value methods and assumptions are set forth below for each type of financial instrument.
Fair value on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers. Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

Fair Value Measurements at
September 30, 2008
Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$15,996		15,996

The Corporation is predominately an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was approximately $1.63 million.
FASB Staff Position Number FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
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
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers, and it is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland customers switching to its new teller platform must also switch to a different voice response system. It is anticipated that Harland will totally phase out the use of the DirectTeller system over the next two to three years. During the first nine months of 2008, DirectTeller received royalty payments of approximately $33,000 from Harland.

In October 2008, the U.S Treasury implemented, as part of the Emergency Economic Stabilization Act, programs to invest in preferred stock issued by financial institutions and to purchase loans held by various banks and financial institutions. The Company is evaluating these programs to determine if it would be beneficial to participate in them.
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
CRITICAL ACCOUNTING POLICIES
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Changes in the overall local economy in which the Company operates may impact the allowance for loan losses. Generally, the Company establishes a specific reserve, instead of a charge-off, on a loan if the underlying collateral is valued less than the book value. This allows some flexibility in the future if the collateral value increases. Any decline in the value of real estate owned is recognized by a write-down of the book value.
Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.
Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of the loan. While a loan is classified as non-accrual, interest income is generally recognized on a cash basis.
A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company considers its investment in one to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification of impairment. With respect to the Company’s investment in non-residential and multifamily residential real estate loans the evaluation of impairment on such loans is based on the lower of cost or fair value of the underlying collateral.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $1.83 million (0.6%) from $318.92 million at December 31, 2007 to $317.09 million at September 30, 2008, compared to a $11.71 million (3.5%) decrease for the same period in 2007. During 2008, the Company experienced increases of $4.00 million in mortgage-backed securities and $7.62 million in borrowings, and decreases of $6.49 million in cash and investments, $557,000 in loans outstanding and $7.87 million in deposits.

Loan disbursements were $41.88 million during the current nine-month period compared to $40.31 million during the nine months ended September 30, 2007. During the current nine month period, Franklin also purchased $2.87 million in loan participations. Disbursements during the third quarter of 2008 were $12.22 million, compared to $16.30 million during the same quarter in 2007. Mortgage loan sales were $8.68 million during the current nine-month period compared to $7.26 million during the nine months ended September 30, 2007. The increase in loan sales is the result of an increase in the percentage of fixed-rate one- to four-family mortgage loans originated. At September 30, 2008, commitments to originate mortgage loans were $955,000, and $3.52 million of undisbursed loan funds were being held on various construction loans. Franklin also had undisbursed lines of credit on consumer and commercial loans of approximately $18.90 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets decreased $6.49 million during the nine months ended September 30, 2008, to $17.44 million. This decrease reflects a decrease in deposits of $7.87 million, loan disbursements of $41.88 million and purchases of mortgage-backed securities of $4.99 million and loan participations of $2.87 million, which were partially offset by loan and mortgage-backed securities repayments of $35.76 million, mortgage loan sales of $8.68 million and borrowings of $7.62 million. At September 30, 2008, liquid assets were 5.50% of total assets.
The Company’s investment and mortgage-backed securities are classified based on the Company’s current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2008. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$13,985	$5	$366	$13,624
Mortgage-backed securities	2,389	2	19	2,372
Held-to-maturity
Mortgage-backed securities	5,138	17	71	5,084

	$21,512	$24	$456	$21,080
Management has the intent to hold these securities for the foreseeable future. The decline in market value is due to an increase in market interest rates. The fair value is expected to recover as the securities approach their maturity dates.
At September 30, 2008, deposits were $218.65 million, compared to $226.52 million at December 31, 2007, a decrease of $7.87 million. During the current nine month period, core deposits decreased $3.37 million and certificates decreased $4.50 million. Interest of $5.38 million was credited to accounts during the current nine months, after eliminating the effect of interest credited, deposits decreased $13.25 million during the nine months ended September 30, 2008.
At September 30, 2008, Franklin had outstanding Federal Home Loan Bank (“FHLB”) advances of $70.97 million at an average cost of 4.20%. During the next twelve months, required principal reduction on the FHLB advances will be $35.08 million. Depending on cashflows, the majority of the maturing advances will be refinanced with new borrowings. The Company had no other borrowings outstanding at September 30, 2008.
At September 30, 2008, $7.30 million of assets were classified substandard, no assets were classified doubtful, $1.65 million were classified loss and $5.69 million were designated by management as special mention, compared to $6.68 million as substandard, $506,000 as loss and $1.96 million designated as special mention at December 31, 2007. The increase in the assets classified loss is a result of a decrease in the value of the underlying collateral which necessitated the establishment of $1.36 million in specific reserves during the second quarter of 2008. See “Critical Accounting Policies” for a discussion of the use of specific reserves. The increase in assets designated special mention is due to an increase in loans with delinquent real estate taxes, forced-placed homeowners insurance and in bankruptcy. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $5.34 million at September 30, 2008 and $4.98 million at December 31, 2007. At September 30, 2008, the recorded investment in loans for which impairment has been recognized was approximately $2.94 million with related reserves of $1.30 million. Real estate owned, net of any reserves, was $1.65 million at September 30, 2008 compared to $948,000 at December 31, 2007. During the current nine month period, Franklin acquired title to 13 properties with an approximate book value of $1.15 million and sold 3 properties having a book value of $276,000.
The following table shows the activity that has occurred on loan loss reserves during the nine months ended September 30, 2008.
        .

(Dollars in thousands)
Balance at beginning of period	$1,101
Charge offs	75
Additions charged to operations	1,541
Transfers to real estate owned	15
Recoveries	0

Balance at end of period	$2,552
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At September 30, 2008, net worth was $24.25 million, which was 7.65% of assets. At the same date, book value per share was $14.43, compared to $15.30 per share at December 31, 2007. The reduction in net worth and the book value per share is the result of the operating loss experienced during the nine months ended September 30, 2008.
The following table summarizes, as of September 30, 2008, Franklin’s regulatory capital position in dollars and as a percentage of assets.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Core	$23,508	$12,667	10,841	7.42%	4.00%	3.42%
Risk-based	24,600	17,326	7,274	11.36%	8.00%	3.36%
COMPREHENSIVE INCOME
Comprehensive income (loss) for the nine months ended September 30, 2008 and 2007 was $(1.08) million and $393,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had a net loss of $39,000 ($0.02 per basic share) for the current quarter and a net loss of $809,000 ($0.48 per basic share) for the nine months ended September 30, 2008, after its subsidiary, Franklin Savings, established general and specific loan loss reserves of approximately $1.36 million on 20 loans and real estate owned in its portfolio with a book value of approximately $3.29 million, during the second quarter of 2008. Net income for the third quarter of 2007 was $104,000 ($0.06 per basic share) and $367,000 ($0.22 per basic share) for the nine months ended September 30, 2007. The loss, during the current nine-month period, reflects increases of $516,000 in operating expenses and $1.36 million in loan loss provisions, $191,000 losses on real estate owned and a decrease of $138,000 in net interest income, which were partially offset by increases of $51,000 in checking account fees, $21,000 in gains on loans sold and $94,000 in gains on the sale of investments.
Net interest income, before provisions for loan losses, was $1.56 million for the current quarter and $4.53 million for the first nine months of 2008, compared to $1.52 million and $4.67 million, respectively, for the same periods in 2007. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the nine month periods ended September 30,
	2008 vs 2007
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$25	($612)	($587)
Mortgage-backed securities	77	(20)	57
Investment securities	(351)	(18)	(369)
FHLB stock	4	(41)	(37)

Total interest-earning assets	($245)	($691)	($936)

Interest expense attributable to:
Demand deposits	($9)	($108)	($117)
Savings accounts	(9)	(144)	(153)
Certificates	(110)	(178)	(288)
FHLB advances and other borrowings	(31)	(209)	(240)

Total interest-bearing liabilities	($159)	($639)	($798)

Decrease in net interest income	($86)	($52)	($138)

(1)	Includes non-accruing loans.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist principally of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of June 30, 2008, Franklin’s assets repriced or matured more rapidly than its liabilities, causing more interest-earning assets than interest-costing liabilities to reprice when interest rates were declining, this caused net interest income to decline during the six month period. As of June 30, 2008, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
As the tables below illustrate, average interest-earning assets decreased $5.62 million to $302.03 million during the nine months ended September 30, 2008, from $307.65 million for the nine months ended September 30, 2007. Average interest-bearing liabilities decreased $5.69 million from $296.95 million for the nine months ended September 30, 2007, to $291.26 million for the current nine-month period. Thus, average net interest-earning assets increased $69,000 when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.82% for the nine months ended September 30, 2008, compared to 1.88% for the same period in 2007. The decrease in the interest rate spread was the result of a decrease in the yield on interest-earning assets from 5.98% for the nine months ended September 30, 2007 to 5.70% for the current nine month period, due to decreases in the yield on loans from 6.01% to 5.72% and in the yield on the FHLB stock from 6.45% to 5.33%. During the current nine month period the cost of interest-bearing liabilities decreased from 4.10% to 3.88% due to a decrease in the cost of FHLB advances from 5.08% to 4.66%, savings deposits from 1.78% to 1.12% and checking accounts from 1.22% to 0.75%. The decline in the yield on interest-earning assets and the cost of interest-bearing liabilities is the result of a general decline in market interest rates. The composition of the assets, amount of 1-4 family mortgage loans vs. commercial and consumer loans, and the liabilities, amount of certificates of deposit and borrowed fund vs. core deposits, can have a negative impact on the interest rate spread.

	For the nine months ended September 30, 2008
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$274,811	5.72%
Mortgage-backed securities	6,822	4.77%
Investment securities	15,513	5.47%
FHLB stock	4,882	5.33%

Total	$302,028	5.70%

Average interest-bearing liabilities
Demand deposits	$30,394	0.75%
Savings accounts	28,783	1.12%
Certificates	165,585	4.50%
FHLB advances	66,496	4.66%

Total	$291,258	3.88%

Net interest-earning assets/interest rate spread	$10,770	1.82%

	For the nine months ended September 30, 2007
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$274,263	6.01%
Mortgage-backed securities	4,543	5.49%
Investment securities	24,046	5.58%
FHLB stock	4,797	6.45%

Total	$307,649	5.98%

Average interest-bearing liabilities
Demand deposits	$31,349	1.22%
Savings accounts	29,507	1.78%
Certificates	168,772	4.64%
FHLB advances	67,320	5.08%

Total	$296,948	4.10%

Net interest-earning assets/interest rate spread	$10,701	1.88%
Noninterest income was $481,000 for the quarter and $1.44 million for the nine months ended September 30, 2008 compared to $427,000 for the same quarter in 2007 and $1.26 million for the nine months ended September 30, 2007. During the current nine-month period, checking account fees increased $51,000, profits on the sale of loans increased $21,000 and the Company realized $106,000 in profits on the sale/call of investment securities.

Noninterest expenses were $2.08 million for the current quarter and $5.79 million for the current nine-month period compared to $1.80 million for the same quarter in 2007 and $5.27 million for the nine months ended September 30, 2007. As a percentage of average assets, this is 2.42% for the nine months ended September 30, 2008 compared to 2.16% for the first nine months of 2007. The increase in noninterest expense is partially due to the legal and professional fees associated with the proposed Oak Hill branch purchase, which was terminated on February 29, 2008, $115,000 of expenses associated with a data breach that was previously communicated to customers, losses on real estate owned of $191,000 and increases in service bureau costs, real estate owned expenses due to the increase in real estate owned discussed previously, the reserve established on overdrawn checking account and advertising.
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

FIRST FRANKLIN CORPORATION
/s/ Daniel T Voelpel
Daniel T. Voelpel
Vice President and Chief Financial Officer

Date: November 14, 2008