Form 10-K
period 2008-12-31
FIRST FRANKLIN CORP
filed 2009-03-30
CIK 742161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 0-16362
FIRST FRANKLIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1221029

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4750 Ashwood Drive, Cincinnati, Ohio 45241

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (513) 469-5352
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the last sale price quoted on The NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $7.59 million.
1,680,684 of the registrant’s common shares were issued and outstanding on March 25, 2009.
Documents Incorporated by Reference and Included as Exhibits:
Part II of Form 10-K — Portions of 2008 Annual Report to Stockholders
Part III of Form 10-K — Portions of Proxy Statement for 2009 Annual Meeting of Stockholders

PART I
Item 1. Business
First Franklin Corporation
     First Franklin Corporation (the “Company”), the holding company for The Franklin Savings and Loan Company (“Franklin”), was incorporated under the laws of the State of Delaware in September 1987. As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the “OTS”). The Company’s assets, on an unconsolidated basis, consist primarily of cash, interest-earning deposits, the office building in which the Company’s corporate offices are located, all of the outstanding stock of Franklin and a 51% interest in DirectTeller Systems, Inc.
     The Company’s executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-5352.
The Franklin Savings and Loan Company
     Franklin, an Ohio stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2008, Franklin had approximately $318.05 million of assets, deposits of approximately $223.42 million and stockholders’ equity of approximately $22.96 million.
     Franklin’s principal business is accepting deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family residential real estate. Franklin also makes loans secured by multi-family residential and nonresidential real estate, consumer loans and business loans.
     Franklin’s income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits, and borrowings and operating expenses. The primary component of Franklin’s net income is net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Franklin’s interest income and interest expense change as the interest rates change on mortgages, mortgage-backed securities and other interest-earning assets and on deposits and other interest-bearing liabilities. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin’s control. For additional information, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Company’s 2008 Annual Report to Stockholders (the “Annual Report”) for additional information regarding the impact of interest rates on Franklin’s operating results.
     Franklin’s deposits are insured to the fullest extent permitted by the Federal Deposit Insurance Corporation (the “FDIC”). Franklin is subject to examination and regulation by the Ohio Department of Commerce, Division of Financial Institutions (the “Division”), the OTS and the FDIC. Franklin is also subject to certain regulations of the Federal Reserve Board (the “FRB”). For additional information regarding applicable federal and state regulation of Franklin and the Company, see “Regulation.”
     Franklin’s executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-8000.
Lending Activities
     General. Franklin’s principal lending activity is originating conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes multi-family residential and nonresidential real estate loans and consumer loans, invests in mortgage-backed securities, and originates reverse mortgages which are sold to a third party.
     Franklin’s current mortgage lending strategy is to originate fixed-rate loans for sale in the secondary market and to originate adjustable-rate mortgage loans (“ARMs”) for retention in its own portfolio. Franklin originats ARMs to reduce its exposure to changes in interest rates. Although ARMs tend to decrease Franklin’s exposure to changes in interest rates, they tend to decrease interest income due to lower yields. When consumer demand for ARMs declines in Franklin’s market area, Franklin may purchase whole loans or participation interests in one- to four-family, multi-family and nonresidential real estate loans originated by other lenders or adjustable-rate mortgage-backed securities to offset the lack of demand. Franklin’s current lending strategy for commercial and consumer loans also emphasizes the origination of adjustable-rate loans. Commercial and consumer adjustable-rate loans are generally originated at higher interest rates and with shorter repricing periods than one- to four-family ARMs.
     Franklin has an agreement with the Student Loan Marketing Association to sell the student loans that it originates. Loans totaling $451,000 were sold under that agreement in 2008 at a profit of $7,700, compared to $443,000 of loans sold at a profit of $6,800 in 2007.
     The following table sets forth information concerning the composition of Franklin’s loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security, before net items:

	At December 31
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan
Loans secured by real estate:
Residential	$189,425	66.32%	$198,891	70.86%	$202,295	70.71%	$169,660	66.88%	$128,978	58.60%
Nonresidential	43,586	15.26	37,907	13.51	41,170	14.39	40,960	16.15	35,434	16.10
Construction	7,365	2.58	5,986	2.14	2,555	0.89	3,083	1.22	8,723	3.96
Consumer and other loans:
Commercial lines of credit	3,864	1.35	5,404	1.92	6,679	2.33	7,447	2.94	11,101	5.04
Consumer and other	33,060	11.58	28,943	10.31	28,058	9.81	24,729	9.75	22,493	10.22

	277,300	97.09	277,131	98.74	280,757	98.13	245,879	96.94	206,729	93.92

Mortgage-backed securities:
Held to maturity	5,058	1.77	322	0.12	473	0.16	680	0.26	1,159	0.53
Available for sale	3,254	1.14	3,193	1.14	4,888	1.71	7,093	2.80	12,229	5.55

	8,312	2.91	3,515	1.26	5,361	1.87	7,773	3.06	13,388	6.08

Total loans receivable (before net items)	$285,612	100.00%	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%

Type of rate
Fixed rate	$50,701	17.75%	$47,835	17.05%	$47,162	16.48%	$47,968	18.91%	$48,935	22.23%
Adjustable rate	234,911	82.25	232,811	82.95	238,956	83.52	205,684	81.09	171,182	77.77

Total loans receivable (before net items)	$285,612	100.00%	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%

Type of security
Residential:
Single-family	$175,319	61.38%	$180,296	64.24%	$183,292	64.06%	$153,838	60.64%	$127,659	58.00%
2-4 family	8,286	2.90	8,545	3.05	9,797	3.42	9,435	3.72	8,526	3.87
Multi-family	18,252	6.39	18,026	6.43	16,272	5.69	17,063	6.73	12,375	5.62
Nonresidential real estate	46,831	16.40	39,432	14.05	42,020	14.69	41,140	16.22	37,963	17.25
Commercial lines of credit	3,864	1.35	5,404	1.92	6,679	2.33	7,447	2.94	11,101	5.04
Student loans	1,571	0.55	977	0.35	808	0.28	660	0.26	391	0.18
Consumer and other loans:	31,489	11.03	27,966	9.96	27,250	9.53	24,069	9.49	22,102	10.04

Total loans receivable (before net items)	$285,612	100.00%	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%	$220,117	100.00%

     The following table presents a reconciliation of Franklin’s loans receivable and mortgage-backed securities after net items:

	At December 31,
	2008	2007	2006
	(In thousands)
Gross loans receivable and mortgage-backed securities (before net items)	$285,612	$280,646	$286,118

Less:
Loans in process	3,309	2,511	631
Deferred loan fees	275	209	261
Allowance for possible loan losses	3,667	1,101	1,612

Unrealized loss (gain) on available for sale mortgage-backed securities	18	9	(11)

Total	7,269	3,830	2,493

Loans receivable and mortgage-backed securities — net	$278,343	$276,816	$283,625

     The following schedule presents the contractual maturity of Franklin’s loan and mortgage-backed securities portfolio at December 31, 2008. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rates are subject to change.

	One- to four-family
	real estate		Other real estate		Mortgage-backed		Consumer and
	mortgage loans		mortgage loans		securities		other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		average		average		average		average		average
	Amount	rate	Amount	rate	Amount	rate	Amount	rate	Amount	rate
	(Dollars in thousands)
Due during years ending December 31:

2009	$37,011	5.51%	$20,580	6.64%	$2,218	4.45%	$31,753	4.51%	$91,562	5.39%
2010 and 2011	45,835	5.49	21,415	6.37	—	—	767	7.04	68,017	5.79
2012 and 2013	50,850	5.69	14,511	6.67	—	—	566	7.43	65,927	5.92
2014 to 2018	19,634	5.69	7,790	6.26	16	6.97	2,374	7.03	29,814	5.95
2019 to 2028	4,757	6.31	120	7.24	4,971	5.07	1,420	7.52	11,268	5.93
2029 and following	17,206	5.06	667	6.56	1,107	6.14	44	7.12	19,024	5.18

Total	$175,293	5.56%	$65,083	6.51%	$8,312	5.05%	$36,924	4.89%	$285,612	5.67%

     As of December 31, 2008, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2009, consisted of $146.54 million of adjustable-rate loans and $47.51 million of fixed-rate loans.

     The following table shows Franklin’s loan origination, purchase and sale activity, including mortgage-backed securities, during the periods indicated:

	Year ended December 31,
	2008	2007	2006
Loans originated:
One- to four-family	$25,819	$29,216	$69,471
Multi-family	839	4,732	1,951
Nonresidential	10,120	3,220	8,057
Land	—	487	120
Consumer and other	16,113	17,236	21,651

Total loans originated	52,891	54,891	101,250
Mortgage-backed securities purchased	6,012	—	—
Loans purchased	4,095	—	—

Total loans originated and mortgage-backed securities and loans purchased	62,998	54,891	101,250

Loans sold:
One- to four-family	10,927	9,428	6,415
Other	751	642	338
Mortgage-backed securities sold	—	—	—
Principal reductions and payoffs	46,354	50,293	62,031

Increase (decrease) in loans receivable	4,966	(5,472)	32,466
Decrease (increase) in net items	(3,439)	(1,337)	322

Net increase (decrease) in loans receivable and mortgage-backed securities	$1,527	$(6,809)	$32,788

     In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments and other miscellaneous services. The amount of these fees varies from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2008, Franklin sold approximately $10.93 million in fixed-rate residential loans, an increase of 15.90% from 2007. At December 31, 2008, Franklin serviced $65.29 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2008 were $52.89 million, a decrease of 3.64% from 2007 levels. This decrease in loan originations was primarily the result of the overall decline in the economy generally, specifically the decline in the housing market. For additional information, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
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

     Federal Lending Limit. OTS regulations impose a limit on the aggregate amount that a savings association can lend to one borrower (the “Lending Limit”) to an amount equal to 15% of the association’s total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (“Lending Limit Capital”). A savings association may loan to one borrower an additional amount not to exceed 10% of the association’s Lending Limit Capital, if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” The OTS, under certain circumstances, may permit case-by-case exceptions to the Lending Limit. In applying the Lending Limit, loans to certain related or affiliated borrowers are aggregated.
     Based on the 15% Lending Limit, Franklin was able to lend approximately $3.66 million to any individual borrower or group of borrowers at December 31, 2008, and had no outstanding loans in excess of the limit at that date.
     One- to Four-Family Residential Real Estate Lending. The cornerstone of Franklin’s lending program is the origination of loans secured by one- to four-family residences. At December 31, 2008, $183.61 million, or 64.28%, of Franklin’s real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, most of which are located in, or within 100 miles of, Hamilton County, Ohio. Non-owner occupied one- to four-family residences represented $19.35 million, or 6.98%, of Franklin’s loan portfolio at December 31, 2008.
     Franklin currently offers one- to four-family residential ARMs with initial adjustment periods ranging from one to seven years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. Franklin could experience an increased rate of delinquencies as such loans adjust. At December 31, 2008, one- to four-family ARMs totaled $146.73 million of which $5.25 million, or 3.58%, were delinquent thirty days or more, an increase of $1.43 million, or 21.41% from 2007.
     When making a one- to four-family residential mortgage loan, Franklin evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Franklin generally originates one- to four-family residential ARMs for its portfolio in amounts of 85% or less of the appraised value. When loans are made in amounts that exceed 80% of the appraised value of the underlying real estate, Franklin’s policy is to require private mortgage insurance on a portion of the loan. Franklin does not originate loans that exceed 100% of the appraised value, or loans where the required monthly payment is less than the interest due.
     Multi-Family Residential and Nonresidential Real Estate Lending. As of December 31, 2008, approximately $65.08 million, or 22.79%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of loans secured by multi-family residential and nonresidential properties. Franklin’s multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties.
     Most of Franklin’s multi-family residential and nonresidential real estate loans reprice in five years or less. Loan fees on such loans have generally been 1/2% to 1% of the original loan amount (plus expenses). At December 31, 2008, the majority of Franklin’s multi-family residential and nonresidential real estate loans were secured by properties located in, or within 100 miles of, Hamilton County, Ohio.
     Property securing a multi-family residential and nonresidential real estate loan originated by Franklin is appraised at the time of the loan by a fee appraiser designated by Franklin (or the lead lender in the case of a loan participation).
     Franklin currently invests in multi-family and nonresidential loans in amounts of 80% or less of the appraised value of the underlying property. Franklin typically obtains personal guarantees of the borrower or, if an entity, its principals or owners, to secure the loan. In some cases, Franklin’s collateral includes junior liens on additional properties owned by the borrower. In underwriting multi-family residential and nonresidential real estate loans (or evaluating the purchase of a loan participation), Franklin considers, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and, if applicable, the past performance of the project.

     Multi-family residential and nonresidential real estate loans and participations typically involve large loan balances to single borrowers or groups of borrowers. Of such loans and participations at December 31, 2008, Franklin had 17 with a principal balance of more than $1.0 million and 20 others with principal balances in excess of $500,000. At December 31, 2008, Franklin had 30 borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $45.23 million. The largest amount outstanding to any borrower or group of borrowers was approximately $2.87 million.
     Multi-family residential and nonresidential real estate loans are generally made at higher rates and for shorter terms than one- to four-family residential mortgage loans. Multi-family residential and nonresidential real estate lending, however, entails additional credit risk as compared to one- to four-family residential mortgage lending, and the borrower typically depends upon income generated by the underlying collateral to cover operating expenses and debt service. Therefore, payment on these loans typically is dependent on the successful operation of the property and may be more subject to adverse conditions in the real estate market or in the economy generally. Finally, because of the complexity of many multi-family residential and nonresidential real estate projects, it may be difficult to accurately assess the value of the underlying projects. For additional information, see “Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults.”
     Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2008, Franklin’s nonresidential mortgage loan portfolio was $46.83 million, or 191.93% of its total capital.
     Consumer and Other Lending. Franklin originates consumer loans for personal, family or household purposes, automobiles, boats, recreational vehicles and education. Consumer loans are either unsecured or secured by the collateral being purchased with loan proceeds, such as a car or boat. Franklin also offers variable rate secured commercial and home equity line of credit loans. All home equity lines of credit are secured by mortgages on real estate and most commercial lines are secured by mortgages on real estate. If the home equity line of credit, together with other loans on the real estate, would exceed 80% of the appraised value of the real estate, Franklin requires private mortgage insurance. At December 31, 2008, Franklin had $48.23 million in committed lines of credit, with total outstanding balances of $29.56 million. Of these, $3.86 million were commercial lines of credit and $25.67 million were home equity lines of credit. Consumer and commercial loans generally involve a higher level of risk, carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2008, $36.92 million, or 12.93%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of consumer and other loans.
     Mortgage-Backed Securities and CMOs. Franklin purchases mortgage-backed securities insured or guaranteed by government agencies when conditions favor such a portfolio investment. At December 31, 2008, mortgage-backed securities totaled approximately $7.98 million, or 2.80% of total loans and mortgage-backed securities, of which $5.06 million were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, mortgage-backed securities designated as being held to maturity are carried on Franklin’s balance sheet at cost. The market value of the $5.06 million in mortgage-backed securities designated as being held to maturity as of December 31, 2008, was $5.18 million. The remaining $2.92 million in mortgage-backed securities held at December 31, 2008, were designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Franklin’s balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes.
     Most of the mortgage-backed securities held by Franklin are Freddie Mac, Fannie Mae and Ginnie Mae participation certificates. These mortgage-backed pass-through securities generally give Franklin an interest in, and entitle Franklin to a portion of the cash flows from, an identified pool of mortgages. Freddie Mae, Fannie Mae and Ginnie Mae securities are each guaranteed by the applicable entity as to principal and interest.
     Franklin also has $328,000 in collateralized mortgage obligations (“CMOs”), which are secured by one- to four-family mortgage loans. Although they can be useful for hedging and investment, CMOs may have a higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market. The OTS has deemed certain CMOs and other mortgage derivative products to be “high-risk,” but Franklin has no CMOs in the “high-risk” category. Franklin’s CMOs are designated as available for sale and, in accordance with SFAS No. 115, are carried on its balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2008, the market value of Franklin’s CMOs was $321,000.

     CMOs and mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or agency or by the underlying collateral. Although CMOs and mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on sale and possible difficulty of finding a buyer limit the usefulness of these investments for liquidity purposes. Further, in a period of declining interest rates, Franklin is subject to prepayment risk on its mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by only purchasing mortgage-backed securities at or near par.
     At December 31, 2008, $6.09 million, or 73.32%, of Franklin’s CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin’s earnings, particularly in a rising interest rate environment. Conversely, fixed-rate mortgage backed securities can positively impact Franklin’s earnings in a falling interest rate environment, unless the underlying mortgages are prepaid.
     At December 31, 2008, $2.22 million, or 36.68%, of Franklin’s mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, adjustable-rate securities have lower interest rate risk. If interest rates rise generally, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Franklin is still subject to interest rate risk on such securities if interest rates rise faster than the interest rate adjustments occur on the underlying loans or rates increase higher than the applicable annual and lifetime caps on the underlying loans. For additional information, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Annual Report.
     The following table sets forth certain information regarding Franklin’s mortgage-backed securities and CMOs at the dates indicated:

	At December 31, 2008				At December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
	cost	Gains	losses	fair value	cost	gains	losses	fair value
				(In thousands)
Mortgage-backed securities held to maturity:
Freddie Mac participation certificates	$152	$8	$—	$160	$180	$10	$—	$190
Fannie Mae participation certificates	4,815	110	—	4,925	43	1	—	44
Ginnie Mae participation certificates	91	5	—	96	99	7	—	106

	$5,058	123	—	5,181	$322	$18	$—	$340

Mortgage-backed securities available for sale:
Freddie Mac participation certificates	$1,068	$19	$1	$1,086	$64	$1	$—	$65
Fannie Mae participation certificates	367	1	8	360	487	5	—	492
Ginnie Mae participation certificates	1,491	—	22	1,469	2,011	1	6	2,006
CMOs	328	—	7	321	631	—	10	621

	$3,254	$20	$38	$3,236	$3,193	$7	$16	$3,184

     The combined amortized cost of mortgage-backed securities and CMOs designated as held to maturity or available for sale at December 31, 2008 and 2007, by contractual terms to maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without penalty. Also, the timing of cash flows will be affected if Franklin sells securities designated as available for sale under certain economic conditions.

	Amortized cost at December 31,
	2008	2007
	(In thousands)

Due within one year	$—	$41
Due after one through three years	—	—
Due after three years through five years	—	—
Due after five years through ten years	61	139
Due after ten years through twenty years	5,978	1,350
Due after twenty years	2,273	1,985

	$8,312	$3,515

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
     Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as “substandard,” “doubtful” and “loss” assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses on assets classified “substandard” and “doubtful.” For the portion of assets classified as “loss”, an institution is required to either establish a specific loss allowance of 100% of the amount classified or charge off the amount. Franklin generally establishes a specific allowance for loss assets. In addition, the OTS may require the establishment of a general allowance for loan losses based on the general quality of an institution’s asset portfolio. At December 31, 2008, $9.70 million of Franklin’s loans and other assets were classified as substandard and $2.23 million were classified as loss. No loans or assets were classified as doubtful. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required by regulation to be designated “special mention” by management. Franklin designates as special mention loans where the borrower has filed bankruptcy, loans that are delinquent less than 90 days on which Franklin purchases hazard insurance because the borrower has allowed the insurance to lapse, loans with two or more delinquent real estate tax payments and loans past their maturity date, regardless of their delinquency status. At December 31, 2008, management had designated $3.80 million in loans and assets as “special mention.”
     The table below sets forth information concerning delinquent loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
30-59 days	$1,149	$2,627	$2,194	$576	$601
60-89 days	1,865	915	509	298	467
90 days and over	6,470	7,208	4,218	4,232	3,118

Total	$9,484	$10,750	$6,921	$5,106	$4,186

     The following table sets forth the amounts of Franklin’s non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more and repossessed assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. In addition, all loans, except one- to four-family residential mortgage loans, are placed on non-accrual status when uncollected interest becomes greater than 90 days past due. All consumer loans more than 90 days delinquent are either charged off or a specific allowance is established against the allowance for loan losses unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets are assets acquired in settlement of loans. The loan amounts reported do not reflect any specific valuation allowances which have been established.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$5,096	$3,279	$771	$870	$899
Nonresidential real estate	—	—	1,105	1,592	325
Consumer and other	1,034	1,295	1,992	1,105	1,114

Total	$6,130	$4,574	$3,868	$3,567	$2,338

Total as a percentage of total assets	1.92%	1.43%	1.17%	1.20%	0.85%

Accruing loans delinquent more than 90 days:
Residential real estate	$339	$521	$211	$395	$827
Nonresidential real estate	—	122	—	244	—
Consumer and other	—	154	3	159	—

Total	$339	$797	$214	$798	$827

Total as a percentage of total assets	0.11%	0.25%	0.06%	0.27%	0.30%

Repossessed assets:
Residential real estate	$1,849	$1,067	$428	$—	$—
Nonresidential real estate	—	—	—	—	—

Total	$1,849	$1,067	$428	$—	$—

Total as a percentage of total assets	0.58%	0.34%	0.13%	—	—

Total non-performing assets	$8,318	$6,438	$4,510	$4,365	$3,165

Total non-performing assets as a percentage of total assets	2.61%	2.02%	1.36%	1.47%	1.15%

Other loans of concern:
Residential real estate	$1,170	$276	$1,685	$584	$1,002
Nonresidential real estate	1,733	1,525	713	733	516
Consumer and other	105	233	55	104	33

Total	$3,008	$2,034	$2,453	$1,421	$1,551

Total as a percentage of total assets	0.94%	0.64%	0.74%	0.48%	0.57%

Unallocated allowance for loan losses	$1,433	$714	$731	$830	$737

Total allowance for loan losses and repossessed assets	$3,667	$1,219	$1,632	$1,277	$1,430

     For the year ended December 31, 2008, $363,000 in gross interest income would have been recorded had non-accruing loans been current in accordance with their original terms. The amount which was included in interest income on such loans was $127,000 for the year ended December 31, 2008.
     As of December 31, 2008, except for other loans of concern discussed herein, there were no loans which are not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
     As of December 31, 2008, there were no concentrations of loans of any type which exceeded 10% of Franklin’s total loans that are not included as a loan category in the table above.

     Franklin’s non-accruing loans at December 31, 2008, consisted of 30 one- to four-family residential loans with an aggregate book value of $3.43 million, four multi-family and commercial real estate loans with an aggregate book value of $1.66 million, six commercial lines of credit with an aggregate book value of $877,000, two home equity lines of credit with an aggregate book value of $103,000 and seven other consumer loans with an aggregate book value of $54,000. Seventeen of the one-to four- family residential loans, with an aggregate book value of $1.82 million, were non-owner occupied. At December 31, 2008, accruing loans delinquent more than 90 days consisted of three loans with an aggregate book value of $339,000. Other loans of concern at December 31, 2008, included 13 loans with an aggregate book value of $1.17 million secured by one- to four-family residential real estate, one commercial real estate loan with a book value of $1.73 million, three home equity lines of credit with an aggregate book value of $45,000 and four consumer loans with an aggregate book value of $60,000. Loans of concern are loans which are not non-accruing or delinquent but which have possible credit problems that cause management to doubt borrower’s ability to repay the loan.
     Under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is considered impaired, based on current information and events, if it is probable that Franklin will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral. At December 31, 2008 and 2007, the recorded investment in loans for which impairment had been recognized was approximately $5.47 million and $717,000, respectively, with related reserves of $1.67 million and $390,000, respectively. All of Franklin’s impaired loans are included in the table of non-performing assets above.
     Management’s policy is to establish allowances for loan losses and to value real estate at the lower of cost or estimated net realizable value when it determines losses are likely to be incurred on the underlying properties. In establishing loan losses or reevaluating real estate values, Franklin considers a number of factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin’s loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2008, Franklin had $3.67 million of allowances for loan losses, $2.24 million of which had been allocated to specific loans or properties. For additional information, see Note 3 of the Notes to the Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset Quality/Credit Risk, and — Results of Operations” in the Annual Report.

     The following table sets forth an analysis of Franklin’s allowance for loan losses:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$1,219	$1,632	$1,277	$1,430	$1,399

Charge-offs:
One- to four-family	395	267	—	35	110
Multi-family	134	—	—	—	—
Nonresidential real estate	98	359	—	—	181
Consumer and other	—	183	140	553	97

Total charge-offs	627	809	140	588	388

Recoveries:
One- to four-family	1	1	1	—	2
Multi-family	—	—	—	—	—
Nonresidential real estate	—	—	5	8	—
Consumer and other	—	70	37	156	—

Total recoveries	1	71	43	164	2

Net charge-offs	626	738	97	424	386
Additions charged to operations	3,074	325	452	271	417

Balance at end of period	$3,667	$1,219	$1,632	$1,277	$1,430

Ratio of net charge-offs during the period to average loans outstanding during the period	0.23%	0.27%	0.04%	0.19%	0.19%

Ratio of net charge-offs during the period to average non-performing assets	8.55%	13.65%	2.19%	11.26%	11.48%

     The distribution of Franklin’s allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

	At December 31,
	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
		category		category		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Loans:
One- to four-family	905	64.27%	$—	67.29%	$60	67.48%	$69	64.36%	$44	61.87%
Multi-family	431	6.39	—	6.43	—	5.69	65	6.73	65	5.62
Nonresidential	8	16.40	—	14.05	292	14.69	—	16.22	—	17.25
Consumer and other	890	12.94	387	12.23	529	12.14	313	12.69	584	15.26
Unallocated	1,433	—	714	—	731	—	830	—	737	—

Total loans (1)	3,667	100.00%	1,101	100.00%	1,612	100.00%	1,277	100.00%	1,430	100.00%

Repossessed assets:
One- to four-family	—		34		20		—		—
Multi-family	—		45		—		—		—
Nonresidential	—		40		—		—		—

Total repossessed assets	—		119		20		—		—

Total allowances	$3,667		$1,220		$1,632		$1,277		$1,430

(1)	All allowances for loan losses are for specific loans, except for the unallocated category.

Investment Activities
     Franklin invests primarily in United States Treasury and agency securities, bank certificates of deposit, obligations issued by states or municipalities and Federal Home Loan Bank (“FHLB”) overnight funds. The securities investments maintained by Franklin reflect, for the most part, management’s primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces Franklin’s vulnerability to changes in interest rates. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
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
     The following table presents the amortized cost and market value of Franklin’s investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

	December 31,
	2008		2007		2006
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(In thousands)
U.S. Government and agency obligations	$13,216	$13,263	$16,241	$16,255	$21,223	$20,912
Obligations of states and municipalities	140	145	770	775	815	813

Total	$13,356	$13,408	$17,011	$17,030	$22,038	$21,725

     The composition and maturities of Franklin’s investment securities portfolio are indicated in the following table:

	At December 31, 2008
	Less than	1 to 5	5 to 10	Over	Total investment
	1 year	years	years	10 years	securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Market
	cost	cost	cost	cost	cost	value
	(Dollars in thousands)
U.S. Government and agency obligations	$—	$—	$1,499	$11,717	$13,216	$13,263

Obligations of states and municipalities	40	100	—	—	140	145

Total investment securities	$40	$100	$1,499	$11,717	$13,356	$13,408

Weighted average yield(1)	4.60%	4.50%	4.43%	5.39%	5.27%

(1)	Yields reflected have not been computed on a tax equivalent basis.
Sources of Funds
     General. Deposit accounts have traditionally been Franklin’s principal source of funds for use in lending, investment and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings and cash flows generated from operations, which includes interest credited to deposit accounts and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general market interest rates and the number of loans Franklin originates that are eligible for sale. For additional information, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity Risk” in the Annual Report.
     Deposits. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts and Keogh accounts.
     The principal types of savings accounts held by Franklin at December 31, 2008, and the applicable rates are summarized below:

	Average rate	Minimum deposit	Amount	Percentage
			(In thousands)
Transaction accounts:

Savings accounts	0.78%	$100	$28,244	48.58%
Checking accounts	0.31	100	22,175	38.14
Super NOW	0.10	2,500	655	1.13
Money market	1.14	2,500	7,064	12.15

Total transaction accounts			$58,138	100.00%

Certificates of deposit:

7-31 day	0.99%	$500	$242	0.15%
91 day	2.01	500	29	0.02
Six months	2.71	500	12,796	7.76
One year	3.26	500	30,355	18.40
18 months	3.75	500	14,413	8.74
Two years	4.21	500	12,638	7.66
Three years	4.71	500	8,678	5.26
39 months	5.05	500	11,522	6.98
Five years	4.67	500	74,243	45.00
Other (1)	2.62	500	54	0.03

Total certificates			$164,970	100.00%

(1)	Maturities vary.
     Most accounts earn interest from the date of deposit to the date of withdrawal. Franklin’s accounts may require a minimum balance which, if not maintained, may subject the depositor to fees. Franklin offers a “simply free” checking account that does not earn interest and does not require a minimum balance. Interest is compounded daily on all accounts except certificates which are compounded utilizing a 360 day factor applied over 365 days. At December 31, 2008, interest rates paid on transaction accounts (savings accounts, checking accounts, Super NOW accounts and money market accounts) varied depending on the balance in the account and ranged from 0.10% to 1.98%
     Early withdrawals from certificates of deposit are subject to a penalty of three month’s simple interest when the original term is from 90 days to one year, six month’s simple interest when the original term is one year to three years, and one year’s simple interest when the original term is more than three years.

     The following table sets forth information relating to Franklin’s savings account flows during the periods shown and total savings at the end of the periods shown:

	Year ended December 31,
	2008	2007	2006
	(In thousands)

Opening balance	$226,521	$231,179	$219,364
Deposits	388,741	368,752	392,624
Withdrawals	399,182	381,236	(387,800)
Interest credited	7,028	7,826	6,991

Ending balance	$223,108	$226,521	$231,179

     The following table sets forth, as of December 31, 2008, the amounts of certificates of deposit maturing during the years indicated:

	Amounts maturing in the year
	ending December 31,
				2012 and
	2009	2010	2011	thereafter
	(In thousands)

2.00% and less	$271	$24	$11	$—
2.01% — 3.00%	21,114	2,409	309	—
3.01% — 4.00%	24,148	9,799	1,834	2,979
4.01% — 5.00%	14,650	26,812	12,709	9,811
5.01% — 6.00%	12,377	11,579	12,400	1,633
6.01% — 7.00%	—	—	71	—

Total	$72,590	$50,623	$27,334	$14,424

     The following table sets forth Franklin’s savings flows by type of account, including interest credited, during the periods indicated:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Change in deposit balances:
Savings accounts	$(727)	$(151)	$2,404
Checking accounts	(752)	330	542
Money market accounts	(990)	(1,581)	(8,147)
Certificates:
7-31 day	1	(36)	(64)
91 day	(24)	(36)	(109)
6 months	3,283	5,159	(2,094)
One year	(15,824)	6,490	12,146
18 months	10,562	(2,556)	1,418
Two years	5,634	(4,838)	(4,254)
Three years	453	797	1,755
Thirty-nine months	(1,933)	(6,771)	4,210
Five years	(3,097)	(1,436)	4,646
Other	1	(29)	(638)

Total increase (decrease)	$(3,413)	$(4,658)	$11,815

     The following table indicates the amount of Franklin’s certificates of deposit by time remaining until maturity as of December 31, 2008:

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	Months	months	12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$10,538	$14,142	$27,770	$60,234	$112,684
Certificates of deposit of $100,000 or more	4,305	5,754	10,081	32,147	52,287

Total certificates of deposit	$14,843	$19,896	$37,851	$92,381	$164,971

     Franklin’s ability to attract and maintain deposits, and the cost and term of repricing of its funds, have been, and will continue to be, significantly affected by overall market conditions. Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds, to respond with flexibility (by paying market, or near market, interest rates) and to reduce, although not eliminate, the flow of funds into alternative investment vehicles such as government and corporate securities.
     Borrowings. FHLBs provide credit to their members in the form of advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in its capital stock. Franklin had an investment in stock of the FHLB of Cincinnati of $4.99 million at December 31, 2008.
     As a member, Franklin is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own range of maturities and interest rates, which may be fixed or variable. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin’s FHLB advances outstanding at December 31, 2008, were $68.48 million.
     The following table shows the borrowings outstanding as of December 31, 2008, by interest rate and maturity date:

	Average
Maturing during	interest rate	Outstanding balance
		(In thousands)
2009	2.69%	$30,815
2010	5.98	8,169
2011	5.05	14,234
2012	2.94	2,053
2013-2017	3.74	13,024
Thereafter	1.38	182

Total	3.78%	$68,477

     The following table sets forth the maximum amount of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Maximum amount of borrowings outstanding	$36,058	$19,582	$20,773
Total average amount of borrowings outstanding	26,530	11,780	14,663
Weighted average interest cost of borrowings outstanding	4.51%	5.06%	5.15%

Subsidiary Activities of Franklin
     Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at the time. Madison’s assets consist solely of cash and interest-earning deposits and its only source of income is the interest earned on its deposits. As of December 31, 2008, Franklin’s investment in Madison was $110,000, which was within applicable regulatory limits.
Subsidiary Activities of the Company
     In 1989, the Company acquired an interest in DirectTeller Systems, Inc., (“Direct Teller”) an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution’s computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in DirectTeller, and its investment in DirectTeller at December 31, 2008, was $50,000.
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
     Competitors in attracting deposits including commercial banks, other savings institutions, money market and mutual funds, credit unions and other investment vehicles. Franklin’s ability to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Franklin competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, ATM access, internet banking, convenient branch locations with inter-branch deposit and withdrawal privileges, and the DirectTeller system discussed above.
Employees
     At December 31, 2008, Franklin had 47 full-time and 11 part-time employees.
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
     Ohio Regulation. The Division regulates, examines and supervises Ohio savings and loan associations in accordance with Ohio law and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in. The ability of Ohio associations to engage in state-authorized investments and activities is subject to FDIC oversight and approval, if such investments or activities are not permissible for a federal savings association. The Division also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations and may initiate certain supervisory measures or formal enforcement actions against Ohio associations. In certain circumstances, the Division may place an Ohio association in conservatorship or receivership.
     Office of Thrift Supervision. The OTS regulates and supervises all federally chartered and all other FDIC insured savings associations. The OTS issues regulations governing the operation of and regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. In certain circumstances, the OTS may appoint a conservator or receiver for a savings association.
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
     OTS Regulatory Capital Requirements. Franklin is required by OTS regulations to meet certain minimum capital requirements, including tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles plus the unrealized loss on available-for-sale securities) of 4.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $1.43 million) of 8.0% of risk-weighted assets.
     The following table sets forth the amount and percentage level of Franklin’s regulatory capital at December 31, 2008, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	At December 31, 2008
	Amount	Percent
	(In thousands)

Tangible capital	$22,964	7.22%
Requirement	4,771	1.50

Excess	$18,193	5.72%

Core capital	$22,964	7.22%
Requirement	12,722	4.00

Excess	$10,242	3.22%

Total capital	$24,397	11.26%
Risk-based requirement	17,340	8.00

Excess	$7,057	3.26%

     Qualified Thrift Lender Test. Savings associations must meet one of two tests to be a qualified thrift lender (“QTL”). Under the first test, at least 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and liquid assets) must consist of qualified thrift investments on a monthly average basis in nine out of every 12 months. Generally, qualified thrift investments are assets related to domestic residential real estate and manufactured housing, although they also include credit card, consumer, student and small business loans and stock issued by any FHLB, Freddie Mac or Fannie Mae. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”), which requires that at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2008, Franklin qualified as a QTL.
     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal stockholders and their related interests must conform to Franklin’s Lending Limit, and in the aggregate may not exceed Franklin’s Lending Limit Capital. Such loans must also be approved by the board without the participation of any “interested” director and the terms of such loans must satisfy certain requirements. Loans to executive officers are subject to additional restrictions. Franklin complied with such restrictions at December 31, 2008.

     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve Board’s Regulation W which (i) limit the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of the institution’s capital stock and surplus, (ii) limit the aggregate of all affiliate transactions to 20% of capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as transactions with a non-affiliate. An “affiliate” of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company and Franklin are affiliates. The term “covered transaction” includes the making of loans, purchase of assets, acceptance of a security issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. Franklin complied with these requirements and restrictions at December 31, 2008.
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
     An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. During 2008, Franklin did not pay dividends to the Company.
     Holding Company Regulation. The Company is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. There are generally no restrictions on the Company’s activities, although this broad latitude to engage in activities can be restricted if the OTS determines an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association or if the association fails to qualify as a QTL. The OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.
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
     The FDIC insures accounts generally up to $100,000, with certain retirement accounts (such as IRAs) insured up to $250,000. However, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, (i) all accounts will be insured up to $250,000 and (ii) all non-interest bearing transaction accounts (such as business checking accounts) will have unlimited insurance coverage. On January 1, 2010, this additional coverage expires and deposit insurance coverage will go back to $100,000. Institutions were permitted to opt-out of this additional coverage, although Franklin did not. While this program is in place, Franklin pays an additional assessment on the balance of non-interest bearing accounts over $250,000 of ten basis points (on an annualized basis) for unlimited coverage on such accounts.
     The FDIC is required to maintain designated levels of reserves. The FDIC may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease rates if the target level has been met. Assessments vary based on the risk the institution poses to the deposit insurance fund and the FDIC may alter its method of determining risk at any time. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. The FDIC may, in its discretion, impose special assessments on insured institutions at any time. In late 2008, the FDIC announced an increase in insurance assessment rates of seven basis points for the fiscal quarter of 2009. In late February 2009, the FDIC announced a one-time special assessment of either 10 or 20 basis points, depending on Congressional actions, and a rule adjusting the risk-based calculation used to determine premiums due from each issued institution.
     FRB Reserve Requirements. FRB regulations currently require that Franklin maintain reserves of 3.0% of net transaction accounts (primarily NOW accounts) up to $44.4 million (subject to an exemption of up to $10.3 million), and of 10.0% of net transaction accounts in excess of $44.4 million. At December 31, 2008, Franklin was in compliance with these reserve requirements.
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
     The balance of the pre-1988 reserves is subject to the provisions of Code Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves, the pre-1988 reserves, would be reduced and Franklin’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2008, Franklin’s pre-1988 reserves for tax purposes totaled approximately $2.46 million. Franklin believes it had approximately $13.18 million of accumulated earnings and profits for tax purposes as of December 31, 2008, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.
     Franklin’s tax returns have been audited or closed without audit through 2004. Management believes that any examination of open returns would not result in a deficiency which could have a material adverse effect on Franklin’s financial condition.
     Currently, the Company’s 2006 and 2007 federal tax returns are being audited by the Internal Revenue Service. Management does not expect the audit to result in a deficiency that would have a material adverse effect on the Company’s financial condition.

     Ohio Taxation. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (1) adjusted net worth or (2) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resultant net taxable value of capital is taxed at a rate of 1.3% for 2008.
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
Item 1A. Risk Factors.
     Not applicable.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Description of Property.
     The following table sets forth certain information at December 31, 2008, regarding the properties on which the offices of the Company and Franklin are located:

		Lease	Year	Gross square
Location	Owned or leased	expiration date	Facility opened	footage

Corporate Office:

4750 Ashwood Drive Cincinnati, Ohio 45241	Owned	N/A	1996	19,446

Full Service Branch Offices:

2000 Madison Road	Owned	N/A	1981	2,991
Cincinnati, Ohio 45208

1100 West Kemper Road	Leased	06/2009	1984	4,080
Cincinnati, Ohio 45240

7615 Reading Road	Leased	02/2014	1971	2,400
Cincinnati, Ohio 45237

11186 Reading Road	Owned	N/A	1974	1,800
Cincinnati, Ohio 45241

5015 Delhi Pike	Owned	04/2010	1976	1,675
Cincinnati, Ohio 45238	(Land is leased)

7944 Beechmont Avenue	Leased	07/2010	2001	1,826
Cincinnati, Ohio 45255

5791 Glenway Avenue	Owned	06/2012	2003	2,478
Cincinnati, Ohio 45238	(Land is leased)
     There are no mortgages or liens on any of the office locations owned by the Company or Franklin. The Company believes all office locations are adequately covered by insurance and are in good physical condition. At December 31, 2008, the Company’s office premises and equipment had a net book value of $3.51 million. For additional information regarding the Company’s office premises and equipment, see Notes 6 and 15 of Notes to Consolidated Financial Statements in the Annual Report.
Item 3. Legal Proceedings.
     Neither the Company nor Franklin is presently involved in any material legal proceedings. From time to time Franklin is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The information contained in the Annual Report under the caption “CORPORATE INFORMATION — Market Information; and — Dividends” is incorporated herein by reference. The Company did not repurchase any shares in the fourth quarter of 2008. The Company did not sell any unregistered shares during 2008.
Item 6. Selected Financial Data.
     The information contained in the Annual Report under the caption “Selected Financial Data” is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information contained in the Annual Report under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Clark, Schaefer, Hackett & Co. dated March 30, 2008, contained in the Annual Report are incorporated herein by reference.
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A(T). Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting dated March 30, 2009, contained in the Annual Report is incorporated herein by reference.

     This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC.
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
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
     Information concerning the procedures by which stockholders of the Company may recommend nominees to the Board of Directors is incorporated by reference from the text under the caption “Director Nominations Process and Candidate Selection” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders held on April 28, 2008.
     The Company has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the Company’s Code of Ethics may be obtained, free of charge, upon written request to Daniel T. Voelpel, Vice President and Chief Financial Officer, First Franklin Corporation, 4750 Ashwood Drive, Cincinnati, Ohio 45241.
Item 11. Executive Compensation.
     The information contained in the Proxy Statement under the captions “EXECUTIVE OFFICERS — Executive Compensation; — Stock Option Information; — Employment Contracts; and — Retirement Benefits” and “CORPORATE GOVERNANCE — Director Compensation” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
     At December 31, 2008, all outstanding stock options were vested and exercisable. Effective December 15, 2005, the vesting of all unvested stock options was accelerated to avoid future expenses associated with unvested stock options granted prior to the effective date of the Statement of Financial Accounting Standards No. 123(R).

     The following table shows, as of December 31, 2008, the number of shares of common stock issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.
Equity Compensation Plan Information

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to be	Weighted average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
Plan category	outstanding options	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	177,056	$13.56	19,466

Equity compensation plans not approved by security holders	—	—	—

Total	177,056	$13.56	19,466

Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

Item 15. Exhibits.

(a)	l. Financial Statements
     Item 8. “Financial Statements and Supplementary Data,” is set forth in the Company’s 2008 Annual Report to Stockholders and is incorporated by reference into Part II of this Annual Report on Form 10-K.

Pages in 2008
Annual Report
To Shareholders

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2008 and 2007	25

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	26

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	27

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	28

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	29-30

Notes to Consolidated Financial Statements	31-55
(a) 2. Financial Statement Schedules
     Included in this Annual Report on Form 10-K as Exhibit 23:
          Consent of Independent Registered Public Accounting Firm
     Schedules:
          All schedules are omitted because they are not applicable.
(a) 3. Exhibits Required by Item 601 of Regulation S-K
     The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits which appears at page 29 hereof and is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FRANKLIN CORPORATION
By:	/s/ Thomas H. Siemers
Thomas H. Siemers
President and Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2009

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas H. Siemers	By:	/s/ Daniel T. Voelpel

	Thomas H. Siemers President, Chief Executive Officer and a Director		Daniel T. Voelpel Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 30, 2009		Date: March 30, 2009

By:	/s/ Richard H. Finan	By:	/s/ Mary W. Sullivan

	Richard H. Finan Director		Mary W. Sullivan Director

Date: March 30, 2009		Date: March 30, 2009

By:	/s/ John L. Nolting	By:	/s/ John J. Kuntz

	John L. Nolting Director		John J. Kuntz Director

Date: March 30, 2009		Date: March 30, 2009

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

3(a)	Certificate of Incorporation	Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997 (File No. 000-16362)(the “1996 Form 10-KSB”)

3(b)	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K for the event on September 24, 2007, filed with the Securities and Exchange Commission on September 26, 2007 (File No. 000-16362)

10(a)*	First Franklin Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10(c) to the 1996 Form 10-KSB

10(b)*	First Franklin Corporation 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 22, 2002 (File No. 000-16362)

10(c)*	First Amendment to First Franklin Corporation 2002 Stock Option and Incentive Plan (effective as of December 22, 2008)	Filed herewith

10(d)*	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000	Incorporated by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003 (File No. 000-16362)

10(e)*	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated March 31, 2008	Incorporated by reference to Exhibit 10(d) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File No. 000-16362) (the “2007 Form 10-KSB”)

10(f)*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Thomas H. Siemers dated December 30, 2008	Filed herewith

10(g)*	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated July 1, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 11, 2006 (File No. 000-16362)(the “2006 Form 10-QSB”)

10(h)*	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 31, 2008	Incorporated by reference to Exhibit 10(f) to the 2007 Form 10-KSB.

10(i)*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Daniel T. Voelpel dated December 30, 2008	Filed herewith

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

10(j)*	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated July 1, 2006	Incorporated by reference to Exhibit 10.1 to the 2006 Form 10-QSB

10(k)*	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 31, 2008	Incorporated by reference to Exhibit 10(h) to the 2007 Form 10-KSB.

10(l)*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Gretchen J. Schmidt dated December 30, 2008	Filed herewith

10(m)*	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004	Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005 (File No. 000-16362) (the “2004 Form 10-KSB”)

10(n)*	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated March 31, 2008	Incorporated by reference to Exhibit 10(j) to the 2007 Form 10-KSB

10(o)*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 30, 2008	Filed herewith

10(p)*	Employment Agreement between Franklin Savings and Loan Company and John P. Owens dated December 20, 2004	Incorporated by reference to Exhibit 10(g) to the 2004 Form 10-KSB

10(q)*	Employment Agreement Extension between Franklin Savings and Loan Company and John P. Owens dated March 31, 2008	Incorporated by reference to Exhibit 10(l) to the 2007 Form 10-KSB

10(r)*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and John P. Owens dated December 30, 2008	Filed herewith

10(s)*	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005	Incorporated by reference to Exhibit 10(h) to the 2004 Form 10-KSB

10(t)*	Employment Agreement Extension between the Franklin Savings and Loan Company and Gregory W. Meyers dated March 31, 2008	Incorporated by reference to Exhibit 10(h) to the 2007 Form 10-KSB

10(u)*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Gregory W. Meyers dated December 30, 2008	Filed herewith

13	Portions of the 2008 Annual Report to Stockholders	Filed herewith

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

20	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders	Incorporated by reference to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed by the Registrant no later than 120 days after the end of the fiscal year (File No. 000-16362)

21	Subsidiaries of First Franklin Corporation	Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 (File No. 000-16362)

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31(a)	Section 302 Certification of Chief Executive Officer	Filed herewith

31(b)	Section 302 Certification of Chief Financial Officer	Filed herewith

32(a)	Section 906 Certification of Chief Executive Officer	Filed herewith

32(b)	Section 906 Certification of Chief Financial Officer	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.