Form 10-Q
period 2009-03-31
FIRST FRANKLIN CORP
filed 2009-05-15
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐     No ☐
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
As of May 15, 2009, there were issued and outstanding 1,680,684 shares of the Registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $1,100 at 03/31/09 and $1,100 at 12/31/08	$9,625	$7,438
Investment securities:
Securities available-for-sale, at market value (amortized cost of $13,858 at 03/31/09 and $13,356 at 12/31/08)	13,945	13,408
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $3,104 at 03/31/09 and $3,254 at 12/31/08)	3,133	3,236
Securities held-to-maturity, at amortized cost (market value of $4,950 at 03/31/09 and $5,181 at 12/31/08)	4,785	5,058
Loans held for sale	2,274	—
Loans receivable, net	263,394	270,049
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,991
Real estate owned, net	2,729	1,849
Accrued interest receivable	967	1,104
Property and equipment, net	3,454	3,511
Bank owned life insurance	5,803	5,745
Other assets	2,275	2,392

Total assets	$317,375	$318,781

LIABILITIES
Deposits	$239,817	$223,108
Borrowings	51,151	68,477
Advances by borrowers for taxes and insurance	1,587	2,315
Other liabilities	496	891

Total liabilities	293,051	294,791

Minority interest in consolidated subsidiary	149	140

STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 03/31/09 and 12/31/08	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 330,183 shares at 03/31/09 and 12/31/08	(3,270)	(3,270)
Retained earnings, substantially restricted	21,179	20,919
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $33 at 03/31/09 and $(1) at 12/31/08	64	(1)

Total stockholders’ equity	24,175	23,850

	$317,375	$318,781

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the three months ended
	March 31,2009	March 31, 2008
	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,716	$4,017
Mortgage-backed securities	102	46
Investments	234	291

	4,052	4,354

Interest expense:
Deposits	1,863	2,098
Borrowings	613	780

	2,476	2,878

Net interest income	1,576	1,476
Provision for loan losses	176	89

Net interest income after provision for loan losses	1,400	1,387

Noninterest income:
Gain on loans sold	614	49
Gain on sale of investments	1	84
Service fees on NOW accounts	195	210
Other income	193	187

	1,003	530

Noninterest expense:
Salaries and employee benefits	943	724
Occupancy	273	240
Federal deposit insurance premiums	10	7
Advertising	22	51
Service bureau	161	148
Other	608	621

	2,017	1,791

Income before federal income taxes	386	126

Provision for federal income taxes	126	22

Net income	$260	$104

Retained Earnings-Beginning of period	$20,919	$22,778
Net Income	260	104
Less: Dividends declared	—	(151)

Retained Earnings-end of period	$21,179	$22,731

Net income per common share:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$260	$104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	176	89
Gain on sale of investments	(1)	(71)
Gain on sale of loans	(614)	(49)
Depreciation	87	94
Amortization	(12)	(13)
Deferred loan fees	(28)	99
Proceeds from sale of loans originated for sale	54,774	3,715
Disbursements on loans originated for sale	(55,148)	(3,057)
Net change in operating assets and liabilities:
FHLB stock dividends	—	(62)
Bank Owned Life Insurance	(58)	(57)
Decrease (increase) in accrued interest receivable	137	(35)
Decrease (increase) in other assets	113	(35)
Increase in other liabilities	(396)	(208)
Other, net	9	(5)

Net cash provided (used) by operating activities	(701)	509

Cash flows from investing activities:
Net change in loans receivable	4,428	(4,689)
Principal reduction on mortgage-backed securities	422	390
Purchase of available-for-sale investment securities:	(2,000)	(11,216)
Purchase of held-to-maturity mortgage-backed securities:	—	(4,994)
Proceeds from maturities/calls of investment securities:
Available-for-sale	1,500	12,259
Proceeds from sale of investment securities:
Available-for-sale	—	2,071
Decrease (increase) in real estate owned	(87)	(9)
Proceeds from sale of property and equipment	—	15
Capital expenditures	(30)	(59)

Net cash provided (used) by investing activities	4,233	(6,232)

Cash flows from financing activities:
Net change in deposits	16,709	2,549
Net change in borrowed money	(17,326)	2,777
Decrease in advances by borrowers for taxes and insurance	(728)	(585)
Issuance (purchase) of treasury stock	—	—
Payment of dividends	—	(151)

Net cash provided (used) by financing activities	(1,345)	4,590

Net increase (decrease) in cash	2,187	(1,133)
Cash at beginning of year	7,438	6,897

Cash at end of year	$9,625	$5,764

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, including interest credited to savings accounts	1,854	2,084
Income taxes	75	45
Supplemental disclosure of noncash activities:
Real estate acquired in settlement of loans	793	926
Change in unrealized gain (loss) on available-for sale securities, net of taxes	65	148
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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

Fair Value Measurements at
March 31, 2009
Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$17,078		17,078
The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was approximately $3.77 million with total loss recognized of approximately $1.72 million. At March 31, 2009 the carrying value of other real estate owned was $2.7 million.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Corporation elected to defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this standard on January 1, 2009 had no impact on the Corporation’s results of operations and financial position.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on the Corporation’s consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on the Corporation’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed after December 31, 2008.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Corporation adopted SFAS No. 161 on January 1, 2009 with no significant impact to the Corporation’s results of operations and financial position.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP No. FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and will apply only to intangible assets acquired after the effective date.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. Adoption of this standard on January 1, 2009 had no impact on the Corporation’s results of operations and financial position.
In January 2009, the FASB released Proposed Staff Position SFAS No. 107-b and Accounting Principles Board (“APB”) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b” and “APB 28-a”). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Corporation plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements in the second quarter 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
First Franklin Corporation (“First Franklin” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of the outstanding common stock of The Franklin Savings and Loan Company (“Franklin”).
As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision (“OTS”). The Company’s assets consist of cash, interest-earning deposits, the building in which the Company’s corporate offices are located and investments in Franklin and DirectTeller Systems Inc. (“DirectTeller”).
Franklin is an Ohio chartered stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin’s business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase investments. Franklin operates seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allow its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer. At the beginning of 2009, Franklin increased its loan origination staff, which will affect the way loans are retained in the portfolio or sold in the future. The majority of loans originated during the current quarter, and possibly in the future, will be sold with servicing transferred to the purchaser. This may cause outstanding loan balances and interest earned on loans to decline, but origination fees and profit on the sale of loans to increase.
Franklin has one wholly owned subsidiary, Madison Service Corporation (“Madison”). At the present time, Madison has no operations, its only assets are cash and interest-earning deposits and its only source of income is the interest earned on its deposits.
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland can terminate this agreement at any time by switching the existing users to a different system. At the present time, Harland offers a comparable system and customers using its new teller platform are being converted to Harland’s system. It is anticipated that sometime in the future, Harland will no longer offer the DirectTeller system. There are no assets on the consolidated balances sheet that are considered to be impaired as a result of the Company’s ownership of DirectTeller.
On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) which includes the Transaction Account Guarantee Program (“TAGP”). Franklin has elected to participate in the TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-

interest bearing savings accounts. Franklin pays a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. After December 31, 2009, the TAGP will expire and deposit insurance coverage will revert back to $100,000 per account.
The TLGP also includes the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC insured institutions and their holding companies. The Company is eligible to participate in the DGP, although the Company has not issued, and does not intend to issue, debt under the DGP.
Because the results of operations of Madison and DirectTeller were not material to the Company’s operations and financial condition, the following discussion focuses primarily on Franklin.
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
Loans, including impaired loans, are generally classified as non-accrual if they are past due for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.
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
A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company considers its investment in one to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification of impairment. With respect to the Company’s investment in non-residential and multifamily residential real estate loans, the evaluation of impairment is based on the lower of cost or fair value of the underlying collateral.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $1.40 million (0.4%) from $318.78 million at December 31, 2008 to $317.38 million at March 31, 2009. During the first quarter of 2009, cash and investments increased $2.72 million, loans receivable decreased $4.38 million, borrowings decreased $17.33 million and deposits increased $16.71 million. The decrease in loans receivable is due to an increase in the sale of loans, with servicing transferred to the purchaser, At the beginning of 2009, Franklin increased its loan origination staff, which will affect the way loans are retained in the portfolio or sold in the future. The majority of loans originated during the current quarter, and possibly in the future, will be sold with servicing transferred to the purchaser. This may cause outstanding loan balances and interest earned on loans to decline, but origination fees and profit on the sale of loans to increase. The increase in deposits reflects consumer’s moving funds into insured deposit products from other investments.
Loan disbursements of $69.30 million occurred during the current quarter compared to loan disbursements of $16.15 million during the three months ended March 31, 2008. Mortgage loan sales of $54.77 million occurred during the current three-month period compared to loan sales of $3.71 million in the first quarter of 2008. The increase in loan disbursements during the current quarter reflects the increase in the loan origination staff discussed earlier and lower interest rates which caused many borrowers to refinance their existing loans. At March 31, 2009, Franklin had $1.71 million of commitments to originate mortgage loans, $27.15 million of mortgage loans in various stages of processing that have not been committed, $2.11 million of undisbursed loan funds held on various construction loans, commitments to sell $27.91 million of mortgage loans and $18.84 million of undisbursed consumer and commercial lines of credit. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments. Included in loans receivable at March 31, 2009 were $2.27 million of available-for-sale mortgage loans, at the lower of cost or market, which were sold in April 2009.
The Company records a zero value for the mortgage loan commitment at inception. Subsequent to inception, changes in the fair value of the loan commitment are to be recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded. At March 31, 2009 and December 31, 2008, the Company determined that the changes in the value of the mortgage loan commitment were immaterial.
The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative under Statement of Financial Standards “SFAS” No. 133 as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts also meet the definition of derivative instruments after the loan to the borrower has closed. Accordingly, forward loan sale commitments that economically hedge the closed loan inventory are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in net gain on sale of loans. The Company has determined that the estimate of the fair value of its forward loan sales commitments is immaterial to the financial statements.
Liquid assets increased $2.72 million during the quarter ended March 31, 2009 to $23.57 million. This increase reflects loan and mortgage-backed securities repayments of $19.64 million, loan sales of $54.77 million and deposit growth of $16.71 million, less loan disbursements of $69.30 million and repayment of borrowings of $17.33 million. At March 31, 2009, liquid assets were 7.43% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2009. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$13,858	$87	$0	$13,945
Mortgage-backed securities	3,104	38	9	3,133
Held-to-maturity
Mortgage-backed securities	4,785	165	0	4,950

	$21,747	$290	$9	$22,028
Management has the intent to hold these securities for the foreseeable future. The increase in market value is due to a decline in market interest rates. The fair value of mortgage-backed securities with unrealized losses is expected to recover as they approach their maturity dates.
At March 31, 2009, deposits were $239.82 million compared to $223.11 million at December 31, 2008, an increase of $16.71 million. During the current quarter, consumers moved funds into insured deposit products from uninsured investments, such as stocks, bonds and mutual funds, due to the uncertainty in the financial markets. As a result, core deposits increased $3.94 million and certificates increased $12.77 million. Interest of $1.67 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits increased $15.04 during the quarter ended March 31, 2009.
At March 31, 2009, Franklin had outstanding FHLB advances of $51.15 million at an average cost of

3.83%. During the quarter, Franklin used the unexpected deposit inflow to repay borrowings by $17.33 million. During the next twelve months, required principal reduction on these borrowings will be $20.07 million. Management believes that the Company has sufficient cash flow to meet these commitments and maintain desired liquidity levels.
At March 31, 2009, $13.49 million of assets were classified substandard, no assets were classified doubtful, $1.90 million were classified loss and $3.96 million were designated by management as special mention, compared to $9.70 million as substandard, $2.23 million as loss and $3.80 million designated as special mention at December 31, 2008. Non-accruing loans and accruing loans delinquent 90 days or more, net of reserves, were $8.26 million at March 31, 2009 and $5.20 million at December 31, 2008. The increase in assets classified substandard and non-accruing loans is due to the addition of a $759,000 mortgage loan secured by a church, a single family home with a book value of $1.66 million and 11 other mortgage loans secured by one-to four-family properties with an aggregate net book value of $1.24 million. At March 31, 2009, the recorded investment in loans for which impairment has been recognized was approximately $5.49 million with related reserves of $1.72 million. Because of the current state of the real estate market, and the economy in general, Franklin believes that non-performing assets may increase. Resolving these problem assets may be a long-term process. The decrease in total loss reserves shown in the table below is the result of $452,000 in charge-offs, which included $230,000 on a multi-family loan and $186,000 on one-to four-family non-owner occupied properties.
The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2009.

(Dollars in thousands)
Balance at beginning of period	$3,668
Charge offs	452
Additions charged to operations	176
Transfers to real estate owned	0
Recoveries	0

Balance at end of period	$3,392
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. The Company and Franklin continue to enjoy a strong capital position. At March 31, 2009, net worth was $24.18 million, which was 7.62% of assets. At the same date, book value per share was $14.39 compared to $14.19 per share at December 31, 2008.
The following table summarizes, as of March 31, 2009, Franklin’s regulatory capital position in dollars and as a percentage of assets.

	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Capital Standard
Core	$23,252	$12,666	10,586	7.34%	4.00%	3.34%
Risk-based	24,748	17,533	7,215	11.29%	8.00%	3.29%
The Company has voluntarily suspended payment of dividends in order to conserve capital. Further, the Company entered into an agreement with the OTS not to pay dividends or capital distributions, or repurchase shares, without OTS approval. Management does not believe that any other matters in this agreement with the OTS are material.
COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2009 and 2008 was $261,000 and $87,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

RESULTS OF OPERATIONS
Net income was $260,000 ($0.15 per basic share) for the current quarter compared to $104,000 ($0.06 per basic share) for the quarter ended March 31, 2008. The increase in income before taxes during the current three-month period, when compared to the same period in 2008, reflects increases of $100,000 in net interest income and $565,000 in profits on the sale of loans, which were partially offset by increases of $226,000 in noninterest expenses and $87,000 in provisions for loan losses and a decrease of $83,000 in profits on the sale of investments.
Net interest income, before provisions for loan losses, was $1.58 million for the current quarter compared to $1.48 million for the first quarter of 2008. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated. As the table illustrates, the increase in net interest income is primarily due to a decline in the interest paid on liabilities, not increased income on interest-earning assets. At the beginning of 2009, Franklin increased its loan origination staff, which will affect the way loans are retained in the portfolio or sold in the future. The majority of loans originated during the current quarter, and possibly in the future, will be sold with servicing transferred to the purchaser. This may cause outstanding loan balances and interest earned on loans to decline, but origination fees and profit on the sale of loans to increase.

	For the three month periods ended March 31,
	2009 vs 2008
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	($66)	($235)	($301)
Mortgage-backed securities	35	21	56
Investment securities	19	(69)	(50)
FHLB stock	2	(9)	(7)

Total interest-earning assets	($10)	($292)	($302)

Interest expense attributable to:
Demand deposits	$0	($39)	($39)
Savings accounts	1	(48)	(47)
Certificates	85	(234)	(149)
FHLB advances and other borrowings	(25)	(142)	(167)

Total interest-bearing liabilities	$61	($463)	($402)

Decrease in net interest income	($71)	$171	$100

(1)	Includes non-accruing loans.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of December 31, 2008, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.

As the tables below illustrate, average interest-earning assets decreased $176,000 to $301.58 million during the three months ended March 31, 2009, from $301.76 million for the three months ended March 31, 2008. Average interest-bearing liabilities increased $5.19 million from $290.75 million for the three months ended March 31, 2008, to $295.94 million for the current three-month period. Thus, average net interest-earning assets decreased $5.37 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.02% for the three months ended March 31, 2009, compared to 1.81% for the same period in 2008. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.96% for the three months ended March 31, 2008, to 3.35% for the same three-month period in 2009. During the same period, the yield on interest-earning assets decreased from 5.77% to 5.37%. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of savings deposits from 1.43% to 0.77%, demand deposits from 0.90% to 0.39% and certificates from 4.60% to 4.08% and the decrease in the yield on interest-earning assets is the result of a decrease in the yield on loans from 5.83% to 5.48% and investment securities from 5.62% to 4.08%.

	For the three months ended March 31, 2009
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$271,069	5.48%
Mortgage-backed securities	8,065	5.06%
Investment securities	17,458	4.08%
FHLB stock	4,991	4.49%

Total	$301,583	5.37%

Average interest-bearing liabilities
Demand deposits	$31,402	0.39%
Savings accounts	28,758	0.77%
Certificates	174,355	4.08%
FHLB advances	61,428	3.99%

Total	$295,943	3.35%

Net interest-earning assets/interest rate spread	$5,640	2.02%

	For the three months ended March 31, 2008
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$275,748	5.83%
Mortgage-backed securities	4,957	3.71%
Investment securities	16,236	5.62%
FHLB stock	4,818	5.23%

Total	$301,759	5.77%

Average interest-bearing liabilities
Demand deposits	$31,260	0.90%
Savings accounts	28,519	1.43%
Certificates	167,434	4.60%
FHLB advances	63,540	4.99%

Total	$290,753	3.96%

Net interest-earning assets/interest rate spread	$11,006	1.81%
Noninterest income for the quarter ended March 31, 2009 was $1.00 million compared to $530,000 for the same quarter in 2008. The majority of the increase in noninterest income is the result of an increase of $565,000 in the gains on the sale of loans. As discussed above, this increase is the result of an increase in Franklin’s loan origination staff and a reduction in market interest rates which caused mortgage originations and sales to substantially increase.
Noninterest expense was $2.02 million for the current quarter compared to $1.79 million for the quarter ended March 31, 2008. As a percentage of average assets, this is 2.50% for the current three-month period compared to 2.24% for the first three months of 2008. The increase in noninterest expense is due to increased compensation and employee benefit costs associated with the new loan originators.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Not required
Item 4T. Controls and Procedures
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
Item 1A. RISK FACTORS
Not required
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	None

(b)	None

(c)	None

(d)	The Company has voluntarily suspended payment of dividends in order to conserve capital. Further, the Company entered into an agreement with the OTS not to pay dividends or capital distributions, or repurchase shares, without OTS approval.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
Item 5. OTHER INFORMATION
On May 13, 2009, Franklin entered into an Employment Agreement Extension with each of Thomas H. Siemers, Gretchen J. Schmidt and Daniel T. Voelpel extending the expiration date of each of their existing employment agreements until March 31, 2012. The remaining provisions of their original employment agreements are unchanged and remain in full force and effect. The foregoing description is qualified in its entirety by reference to the extensions, which are attached as Exhibits 10.1, 10.2 and 10.3 hereto.
Item 6. EXHIBITS
10.1	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated May 13, 2009

10.2	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated May 13, 2009

10.3	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated May 13, 2009

10.4	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated May 13, 2009

10.5	Employment Agreement Amendment between Franklin Savings and Loan Company and Gregory W. Meyers dated May 13, 2009

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FRANKLIN CORPORATION
/s/ Daniel T. Voelpel
Daniel T. Voelpel
Vice President and Chief Financial Officer

Date: May 15, 2009