Form 10-Q
period 2009-06-30
FIRST FRANKLIN CORP
filed 2009-08-14
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009

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
(513) 469-5352
(Registrant’s Telephone Number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only to Corporate Issuers
As of August 14, 2009, there were issued and outstanding 1,680,684 shares of the Registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $1,250 at 06/30/09 and $1,100 at 12/31/08	$6,326	$7,438
Investment securities:
Securities available-for-sale, at market value (amortized cost of $11,110 at 06/30/09 and $13,356 at 12/31/08)	10,893	13,408
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,991 at 06/30/09 and $3,254 at 12/31/08)	3,035	3,236
Securities held-to-maturity, at amortized cost (market value of $4,561 at 06/30/09 and $5,181 at 12/31/08)	4,468	5,058
Loans held for sale	10,060	—
Loans receivable, net	255,166	270,049
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,991
Real estate owned, net	2,438	1,849
Accrued interest receivable	1,033	1,104
Property and equipment, net	3,444	3,511
Bank owned life insurance	5,860	5,745
Other assets	2,824	2,392

Total assets	$310,538	$318,781

LIABILITIES
Deposits	$242,472	$223,108
Borrowings	41,964	68,477
Advances by borrowers for taxes and insurance	1,216	2,315
Other liabilities	735	891

Total liabilities	286,387	294,791

Minority interest in consolidated subsidiary	150	140

STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 06/30/09 and 12/31/08	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost — 330,183 shares at 06/30/09 and 12/31/08	(3,270)	(3,270)
Retained earnings, substantially restricted	21,186	20,919
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $(60) at 06/30/09 and $(1) at 12/31/08	(117)	(1)

Total stockholders’ equity	24,001	23,850

	$310,538	$318,781

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,581	$3,893	$7,297	$7,910
Mortgage-backed securities	96	102	198	148
Investments	198	272	432	563

	3,875	4,267	7,927	8,621

Interest expense:
Deposits	1,886	1,992	3,749	4,090
Borrowings	521	778	1,134	1,558

	2,407	2,770	4,883	5,648

Net interest income	1,468	1,497	3,044	2,973

Provision for loan losses	71	1,392	247	1,481

Net interest income after provision for loan losses	1,397	105	2,797	1,492

Noninterest income:
Gain on loans sold	511	38	1,125	87
Gain on sale of investments	—	—	1	83
Service fees on checking accounts	227	222	422	432
Other income	437	173	630	361

	1,175	433	2,178	963

Noninterest expense:
Salaries and employee benefits	1,142	752	2,085	1,476
Occupancy	270	242	543	482
Federal deposit insurance premiums	188	6	198	13
Advertising	35	78	57	129
Service bureau	142	140	303	288
Other	799	701	1,407	1,322

	2,576	1,919	4,593	3,710

Income (loss) before federal income taxes	(4)	(1,381)	382	(1,255)

Provision for federal income taxes	(11)	(507)	115	(485)

Net income (loss)	$7	$(874)	$267	$(770)

Retained Earnings-Beginning of period	$21,179	$22,731	$20,919	$22,778
Net Income (loss)	7	(874)	267	(770)
Less: Dividends declared	—	(152)	—	(303)

Retained Earnings-end of period	$21,186	$21,705	$21,186	$21,705

Net income (loss) per common share:
Basic	$0.01	$(0.52)	$0.16	$(0.46)
Diluted	$0.01	$(0.52)	$0.16	$(0.46)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$267	$(770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	247	1,481
Gain on sale of investments	(1)	(83)
Gain on sale of loans	(1,125)	(87)
Loss on sale of real estate owned	31	76
Depreciation	162	185
Amortization	(2)	(25)
Deferred income taxes	42	12
Deferred loan fees	58	94
Proceeds from sale of loans originated for sale	96,695	6,564
Disbursements on loans originated for sale	(104,855)	(5,907)
Net change in operating assets and liabilities:
FHLB stock dividends	—	(128)
Bank Owned Life Insurance	(115)	(114)
Decrease (increase) in accrued interest receivable	71	(121)
Increase in other assets	(373)	(461)
Increase in other liabilities	(157)	(65)
Other, net	10	(59)

Net cash provided (used) by operating activities	(9,045)	592

Cash flows from investing activities:
Net change in loans receivable	13,010	(3,646)
Principal reduction on mortgage-backed securities	853	711
Purchase of available-for-sale investment securities:	(7,752)	(12,201)
Purchase of held-to-maturity mortgage-backed securities:	—	(4,994)
Proceeds from maturities/calls of investment securities:
Available-for-sale	10,000	12,259
Proceeds from sale of investment securities:
Available-for-sale	—	2,071
Decrease in real estate owned	165	68
Proceeds from sale of property and equipment	—	15
Capital expenditures	(95)	(67)

Net cash provided (used) by investing activities	16,181	(5,784)

Cash flows from financing activities:
Net change in deposits	19,364	(1,059)
Net change in borrowed money	(26,513)	2,231
Decrease in advances by borrowers for taxes and insurance	(1,099)	(837)
Issuance (purchase) of treasury stock	—	—
Payment of dividends	—	(303)

Net cash provided (used) by financing activities	(8,248)	32

Net decrease in cash	(1,112)	(5,160)
Cash at beginning of year	7,438	6,897

Cash at end of year	$6,326	$1,737

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, including interest credited to savings accounts	3,733	4,073
Income taxes	75	65
Supplemental disclosure of noncash activities:
Real estate acquired in settlement of loans	793	843
Change in unrealized gain (loss) on available-for sale securities, net of taxes	(118)	(280)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair Value Measurements at
June 30, 2009
Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$18,489		18,489
The Company’s is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was approximately $7.56 million with total loss recognized of approximately $1.76 million. At June 30, 2009 the carrying value of other real estate owned, net of general loss reserves of $8,000, was $2.44 million.
Fair Values of Financial Instruments:
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments.
Cash and Cash Equivalents and Investment in FHLB Stock
The carrying value of cash and cash equivalents and the investment in FHLB stock approximates those assets’ fair value.
Investment and Mortgage-Backed Securities
For investment securities (debt instruments) and mortgage-backed securities, fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.
Loans Receivable
The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms, and by performing and nonperforming categories.
The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value for significant nonperforming loans is based on recent internal or external appraisals. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined by using available market information.
Deposits
The fair values of passbook accounts, demand deposits, and the money market savings equal their carrying values. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.
Borrowed Money
Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate the fair value of existing advances.
Commitments to Extend Credit
The fair value of commitments to extend credit approximates the contractual amount due to the comparability of current levels of interest rates and the committed rates.
The estimated fair values of the Company’s financial instruments at June 30, 2009 are as follows:

	June 30, 2009
	Carrying	Fair
	amount	value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$6,326	6,326
Investment securities	10,893	10,893
Mortgage-backed securities	7,503	7,596
Loans receivable	265,226	269,262
Investment in FHLB stock	4,991	4,991

Financial liabilities:
Deposits	242,742	249,812
Borrowed money	41,964	44,073

	June 30, 2009
	Contractual	Fair
	amount	value
Unrecognized financial instruments:
Commitments to extend credit	$3,000	3,000
Unfunded construction loans	1,169	1,169
Undisbursed lines of credit	19,141	19,141
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value estimates. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company elected to defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this standard on January 1, 2009 had no impact on the Company’s results of operations and financial position.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009 with no significant impact to the Corporation’s results of operations and financial position.
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
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. Adoption of this standard on January 1, 2009 had no impact on the Company’s results of operations and financial position.
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB No. 111”), in April 2009 in response to the FASB’s April 2009 release of Final FSP FAS 115-2 and FAS 124-2. SAB No. 111 amends and replaces “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, (“Topic 5.M”), in the SEC’s SAB series. With the amendments in SAB No. 111, debt securities are excluded from the scope of Topic 5.M, but the SEC staff’s views on equity securities are still included within the topic. According to the revision to Topic 5.M, the SEC does not interpret the FASB’s use of the term other-than-temporary to mean permanent. The Company has considered this interpretative guidance for the disclosures in its interim financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is currently evaluating the impact on its financial statements of adopting SFAS No. 166.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which revises FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE’s, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. SFAS No. 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated VIE’s). The Corporation does not anticipate the adoption of SFAS No. 167 will have a material effect on its consolidated financial statements.
Also in June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009. The Company is currently evaluating the impact of adopting SFAS No. 168.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
First Franklin Corporation (“First Franklin” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of Franklin’s outstanding common stock.
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
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services. The agreement with Harland gives DirectTeller a portion of the profits generated by the use of the inquiry system by Harland’s clients. Harland can terminate this agreement at any time by switching the existing users to a different system. At the present time, Harland offers a comparable system and customers using its new teller platform are being converted to Harland’s system. It is anticipated that sometime in the future, Harland will no longer offer the DirectTeller system. There are no assets on the consolidated balance sheet that are determined to be impaired as a result of the Company’s ownership of DirectTeller.
On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) which includes the Transaction Account Guarantee Program (“TAGP”). Franklin has elected to participate in the TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Franklin pays a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. After December 31, 2009, the TAGP will expire and deposit insurance coverage will revert back to $250,000 per account. On January 1, 2014, insurance coverage is scheduled to return to $100,000 per account.

The TLGP also includes the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC insured institutions and their holding companies. The Company is eligible to participate in the DGP, although the Company has not issued, and does not intend to issue, debt under the DGP.
In May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured depository institutions of five basis points times the amount of the institution’s assets. As a result, in the current quarter, Franklin Savings recognized a $150,000 expense for the special assessment.
Because the results of operations of Madison and DirectTeller were not material to the Company’s operations and financial condition, the following discussion focuses primarily on Franklin.
Statements included in this document which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results. Such statements may be identified by use of the words “may,” “anticipates,” “expects,” “hopes,” “believes,” “plans,” “intends,” and similar expressions. Factors that could cause financial performance to differ materially from that expressed in any forward-looking statement include, but are not limited to, credit risk, interest rate risk, competition, changes in the regulatory environment and changes in general and local business and economic trends.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $8.24 million (2.58%) from $318.78 million at December 31, 2008 to $310.54 million at June 30, 2009, compared to a $1.28 million (0.4%) decrease for the same period in 2008. During 2009, mortgage-backed securities decreased $791,000, cash and investments decreased $3.63 million, loans receivable decreased $4.82 million, deposits increased $19.36 million and borrowings decreased $26.51 million. The decrease in cash and investments and loan receivable were used with the increase in deposits to reduce borrowings.
Loan disbursements were $124.60 million during the current six-month period compared to $29.66 million during the six months ended June 30, 2008. Disbursements during the second quarter of 2009 were $55.30 million compared to $13.51 million during the same quarter in 2008. Mortgage loan sales of $96.70 million occurred during the current six-month period compared to loan sales of $6.56 million in the first half of 2008. At the beginning of 2009, Franklin increased its loan origination staff, which will affect the way loans are retained in the portfolio or sold in the future. The majority of loans originated during the current six months, and possibly in the future, will be sold with servicing transferred to the purchaser. This may cause outstanding loan balances and interest earned on loans to decline, but origination fees and profit on the sale of loans to increase. The increase in loan disbursements and sales during the current quarter and six-month period reflects an increase in the loan origination staff and lower interest rates which caused many borrowers to refinance their existing loans. At June 30, 2009, commitments to originate mortgage loans were $3.00 million, $1.12 million of undisbursed loan funds were being held on various construction loans, and the Company had approximately $19.14 million of undisbursed lines of credit on consumer and commercial loans. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments. Due to the short term of the commitments and comparability of current levels of interest rates and committed rates, there is no significant market risk with respect to these commitments.
Liquid assets decreased $3.63 million during the six months ended June 30, 2009 to $17.22 million. This decrease reflects loan and mortgage-backed securities repayments of $33.79 million, loan sales of $96.70 million and savings inflows of $19.36 million, less loan disbursements of $124.60 million and the repayment of $26.51 million of borrowings. At June 30, 2009, liquid assets were 5.54% of total assets.
The Company’s investment and mortgage-backed securities are classified based on its current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2009. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$11,110	$6	$223	$10,893
Mortgage-backed securities	2,991	48	4	3,035
Held-to-maturity
Mortgage-backed securities	4,468	93	0	4,561

	$18,569	$147	$227	$18,489

None of the investments have other than a temporary impairment as of June 30, 2009. Management has the intent and ability to hold these securities for the foreseeable future. The decline in the market value of the investment and mortgage-backed securities is due to the recent increase in market interest rates and other economic factors such as the risk associated with mortgage-backed securities. Management expects the market value to recover as securities approach their maturity dates.

At June 30, 2009, deposits were $242.47 million compared to $223.11 million at December 31, 2008, an increase of $19.36 million. During the current six months, consumers moved funds into insured deposit products from uninsured investments, such as stocks, bonds and mutual funds, due to the uncertainty in the financial markets. As a result, core deposits increased $5.91 million and certificates increased $13.45 million. Interest of $3.36 million during the six-month period was credited to accounts. After eliminating the effect of interest credited, deposits increased $16.00 million during the six months ended June 30, 2009.
At June 30, 2009, Franklin had outstanding FHLB advances of $41.96 million at an average cost of 4.66%. During the current six-month period, Franklin used the unexpected deposit inflow and loan repayments to repay borrowings by $26.51 million. During the next twelve months, required principal reduction on these borrowings will be $16.71 million. Management believes that the Company has sufficient cash flow to meet these commitments and maintain desired liquidity levels.
At June 30, 2009, $13.28 million of assets were classified substandard, no assets were classified doubtful, $1.91 million were classified loss and $6.28 million were designated by management as special mention, compared to $9.70 million as substandard, $2.23 million as loss and $3.80 million designated as special mention at December 31, 2008. Non-accruing loans and accruing loans delinquent 90 days or more, net of reserves, were $7.36 million at June 30, 2009 and $5.20 million at December 31, 2008. The increase in assets classified substandard and non-accruing loans is due to the addition of a single family home with a book value of $1.66 million and 15 other mortgage loans secured by one-to four-family properties with an aggregate net book value of $1.43 million. At June 30, 2009, the recorded investment in loans for which impairment has been recognized was approximately $7.56 million with related reserves of $1.76 million. Because of the current state of the real estate market, and the economy in general, Franklin believes that non-performing assets may increase, and resolving problem assets may be a long-term process. The charge-offs shown in the table below include $230,000 on a multi-family loan and $186,000 on four one- to-four family non-owner occupied properties.
The following table shows the activity that has occurred on loss reserves during the six months ended June 30, 2009.

(Dollars in thousands)
Balance at beginning of period	$3,668
Charge offs	454
Additions charged to operations	247
Transfers to real estate owned	0
Recoveries	17

Balance at end of period	$3,478
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At June 30, 2009, net worth was $24.00 million, which was 7.73% of assets. At the same date, book value per share was $14.28, compared to $14.19 per share at December 31, 2008.

The following table summarizes, as of June 30, 2009, Franklin’s regulatory capital position.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

Core	$23,285	$12,392	10,893	7.51%	4.00%	3.51%
Risk-based	24,805	17,532	7,273	11.32%	8.00%	3.32%
Franklin continues to be rated as “well capitalized” under OTS regulations.
COMPREHENSIVE INCOME
Comprehensive income (loss) for the six months ended June 30, 2009 and 2008 was $151,000 and $(1.05) million, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had net income of $7,000 ($0.01 per basic share) for the current quarter and $267,000 ($0.16 per basic share) for the six months ended June 30, 2009, compared to a net losses of $(874,000) ($0.52 per basic share) for the second quarter of 2008 and $(770,000) ($0.46 per basic share) for the six months ended June 30, 2008. The increase in income before taxes during the current six-month period, when compared to the same period in 2008, reflects increases of $71,000 in net interest income and $1.04 million in profits on the sale of loans and a decrease of $1.23 million in the provisions for loan losses, which were offset by an increase of $883,000 in noninterest expenses, which is discussed below.

Net interest income, before provisions for loan losses, was $1.47 million for the current quarter and $3.04 million for the first six months of 2009, compared to $1.50 million and $2.97 million, respectively, for the same periods in 2008. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the six month periods ended June 30,
	2009 vs 2008
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$(184)	$(429)	$(613)
Mortgage-backed securities	35	15	50
Investment securities	(21)	(94)	(115)
FHLB stock	4	(20)	(16)

Total interest-earning assets	$(166)	$(528)	$(694)

Interest expense attributable to:
Demand deposits	$7	$(63)	$(56)
Savings accounts	5	(63)	(58)
Certificates	221	(448)	(227)
FHLB advances and other borrowings	(278)	(146)	(424)

Total interest-bearing liabilities	$(45)	$(720)	$(765)

Decrease in net interest income	$(121)	$192	$71

(1)	Includes non-accruing loans.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, consisting primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such a structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of March 31, 2009, the most current data available, Franklin’s assets repriced or matured more rapidly than its liabilities and Franklin was rated in the most favorable interest rate risk category under OTS guidelines.

As the tables below illustrate, average interest-earning assets decreased $5.67 million to $296.58 million during the six months ended June 30, 2009, from $302.25 million for the six months ended June 30, 2008. Average interest-bearing liabilities decreased $935,000 from $290.99 million for the six months ended June 30, 2008, to $290.02 million for the current six-month period. Thus, average net interest-earning assets decreased $4.74 million when comparing the two periods. The interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 1.98% for the six months ended June 30, 2009, compared to 1.82% for the same period in 2008. The increase in the interest rate spread was the result of the cost of interest-bearing liabilities decreasing at a greater rate the yield on interest-earning assets. The yield on interest-earning assets decreased from 5.70% for the six months ended June 30, 2008 to 5.35% for the current six month period, due to decreases in the yield on loans from 5.75% to 5.43% and in the yield on the FHLB stock from 5.28% to 4.49%. During the current six month period the cost of interest-bearing liabilities decreased from 3.88% to 3.37% due to a decrease in the cost of FHLB advances from 4.84% to 4.36%, savings deposits from 1.21% to 0.79%, checking accounts from 0.80% to 0.41% and certificates of deposit from 4.54% to 4.05%. The decline in the yield on interest-earning assets and the cost of interest-bearing liabilities is the result of a general decline in market interest rates.

	For the six months ended June 30, 2009
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$268,652	5.43%
Mortgage-backed securities	7,842	5.05%
Investment securities	15,091	4.24%
FHLB stock	4,991	4.49%

Total	$296,576	5.35%

Average interest-bearing liabilities
Demand deposits	$32,408	0.41%
Savings accounts	29,505	0.79%
Certificates	176,080	4.05%
FHLB advances	52,029	4.36%

Total	$290,022	3.37%

Net interest-earning assets/interest rate spread	$6,554	1.98%

	For the six months ended June 30, 2008
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$275,074	5.75%
Mortgage-backed securities	6,431	4.60%
Investment securities	15,896	5.47%
FHLB stock	4,849	5.28%

Total	$302,250	5.70%

Average interest-bearing liabilities
Demand deposits	$30,747	0.80%
Savings accounts	28,670	1.21%
Certificates	167,225	4.54%
FHLB advances	64,315	4.84%

Total	$290,957	3.88%

Net interest-earning assets/interest rate spread	$11,293	1.82%
Noninterest income was $1.18 million for the quarter and $2.18 million for the six months ended June 30, 2009 compared to $433,000 for the same quarter in 2008 and $963,000 for the six months ended June 30, 2008. The majority of the increase in noninterest income is the result of an increase of $1.04 million in the gains on the sale of loans. As discussed above, this increase is the result of an increase in Franklin’s loan origination staff and a reduction in market interest rates which caused mortgage originations and sales to substantially increase.

Noninterest expenses were $2.58 million for the current quarter and $4.59 million for the current six-month period compared to $1.92 million for the same quarter in 2008 and $3.71 million for the six months ended June 30, 2008. As a percentage of average assets, this is 2.89% for the six months ended June 30, 2009 compared to 2.32% for the first six months of 2008. The increase in noninterest expense is due to an increase of $609,000 in compensation and employee benefit costs associated with the new loan originators and the $150,000 FDIC special assessment in the second quarter of 2009.

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

PART II

Item 1.	LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.

Item 1A.	RISK FACTORS
Not required

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	None

(b)	None

(c)	None
The Company entered into an agreement with the OTS not to pay dividends, make capital distributions or repurchase shares without OTS approval.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a)	None
(b)	None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held on May 18, 2009, the following items were voted on by the stockholders:

		Voting	Withheld or
	Affirmative	negative	abstaining
Election of two directors:

Richard H. Finan	1,110,226	321,412
Mary W. Sullivan	1,110,226	321,412

Ratification of the selection of Clark, Schaefer, Hackett & Co. as independent accountants for the current fiscal year.	1,320,773	110,862	2
Thomas H. Siemers and John J. Kuntz continued to serve after the meeting as directors for terms expiring in 2010 and John L. Nolting continued to serve after the meeting as a director for a term expiring in 2011.

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

Date: August 14, 2009

EXHIBIT INDEX

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.