Form 10-Q
period 2009-09-30
FIRST FRANKLIN CORP
filed 2009-11-16
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only to Corporate Issuers
As of November 16, 2009, there were issued and outstanding 1,680,684 shares of the Registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $3,100 at 09/30/09 and $1,100 at 12/31/08	$5,585	$7,438
Investment securities:
Securities available-for-sale, at market value (amortized cost of $13,993 at 09/30/09 and $13,356 at 12/31/08)	14,042	13,408
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,851 at 09/30/09 and $3,254 at 12/31/08)	2,905	3,236
Securities held-to-maturity, at amortized cost (market value of $4,354 at 09/30/09 and $5,181 at 12/31/08)	4,185	5,058
Loans held for sale	9,803	—
Loans receivable, net	246,436	270,049
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,991
Real estate owned, net	2,564	1,849
Accrued interest receivable	919	1,104
Property and equipment, net	3,475	3,511
Bank owned life insurance	5,924	5,745
Other assets	3,231	2,392

Total assets	$304,060	$318,781

LIABILITIES
Deposits	$242,232	$223,108
Borrowings	35,887	68,477
Advances by borrowers for taxes and insurance	1,581	2,315
Other liabilities	948	891

Total liabilities	280,648	294,791

Minority interest in consolidated subsidiary	140	140

STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 09/30/09 and 12/31/08	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost — 330,183 shares at 09/30/09 and 12/31/08	(3,270)	(3,270)
Retained earnings, substantially restricted	20,275	20,919
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $37 at 09/30/09 and $(1) at 12/31/08	65	(1)

Total stockholders’ equity	23,272	23,850

	$304,060	$318,781

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,471	$3,870	$10,768	$11,780
Mortgage-backed securities	88	96	286	244
Investments	203	269	635	832

	3,762	4,235	11,689	12,856

Interest expense:
Deposits	1,838	1,913	5,587	6,003
Borrowings	464	766	1,598	2,324

	2,302	2,679	7,185	8,327

Net interest income	1,460	1,556	4,504	4,529

Provision for loan losses	1,317	60	1,564	1,541

Net interest income after provision for loan losses	143	1,496	2,940	2,988

Noninterest income:
Gain on loans sold	463	29	1,588	116
Gain on sale of investments	—	23	1	106
Service fees on checking accounts	235	239	657	671
Other income	325	190	955	551

	1,023	481	3,201	1,444

Noninterest expense:
Salaries and employee benefits	1,049	750	3,134	2,226
Occupancy	275	251	818	733
Federal deposit insurance premiums	100	11	298	24
Advertising	37	64	94	193
Service bureau	132	141	435	429
Other	967	863	2,374	2,185

	2,560	2,080	7,153	5,790

Loss before federal income taxes	(1,394)	(103)	(1,012)	(1,358)

Provision for federal income taxes	(483)	(64)	(368)	(549)

Net loss	$(911)	$(39)	$(644)	$(809)

Retained Earnings-Beginning of period	$21,186	$21,705	$20,919	$22,778
Net loss	(911)	(39)	(644)	(809)
Less: Dividends declared	—	(76)	—	(379)

Retained Earnings-end of period	$20,275	$21,590	$20,275	$21,590

Net loss per common share:
Basic	$(0.54)	$(0.02)	$(0.38)	$(0.48)
Diluted	$(0.54)	$(0.02)	$(0.38)	$(0.48)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended
	Sept. 30, 2009	Sept. 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(644)	$(809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,564	1,541
Gain on sale of investments	(1)	(106)
Gain on sale of loans	(1,588)	(116)
Loss on sale of real estate owned	345	191
Depreciation	249	274
Amortization	(2)	(31)
Deferred income taxes	(703)	12
Deferred loan fees	3	71
Proceeds from sale of loans originated for sale	131,423	8,676
Disbursements on loans originated for sale	(139,326)	(8,018)
Net change in operating assets and liabilities:
FHLB stock dividends	—	(194)
Bank Owned Life Insurance	(179)	(168)
Decrease in accrued interest receivable	185	23
Increase in other assets	(139)	(369)
Increase in other liabilities	57	541
Other, net	—	(90)

Net cash provided (used) by operating activities	(8,756)	1,428

Cash flows from investing activities:
Net change in loans receivable	20,301	(2,766)
Principal reduction on mortgage-backed securities	1,276	981
Purchase of available-for-sale investment securities:	(12,174)	(12,201)
Purchase of held-to-maturity mortgage-backed securities:	—	(4,994)
Proceeds from maturities/calls of investment securities:
Available-for-sale	11,540	13,294
Proceeds from sale of investment securities:
Available-for-sale	—	2,071
Decrease in real estate owned	373	289
Proceeds from sale of property and equipment	—	15
Capital expenditures	(213)	(88)

Net cash provided (used) by investing activities	21,103	(3,399)

Cash flows from financing activities:
Net change in deposits	19,124	(7,867)
Net change in borrowed money	(32,590)	7,619
Decrease in advances by borrowers for taxes and insurance	(734)	(483)
Issuance (purchase) of treasury stock	—	—
Payment of dividends	—	(379)

Net cash used by financing activities	(14,200)	(1,110)

Net decrease in cash	(1,853)	(3,081)

Cash at beginning of year	7,438	6,897

Cash at end of year	$5,585	$3,816

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, including interest credited to savings accounts	5,582	6,010
Income taxes	150	65
Supplemental disclosure of noncash activities:
Real estate acquired in settlement of loans	1,433	1,169
Change in unrealized gain (loss) on available-for sale securities, net of taxes	66	(388)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
In connection with the preparation of the accompanying financial statements, the Company evaluated events and transactions through November 16, 2009, which is the date the financial statements are issued.
INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and estimated market values of investment securities are as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$12,709	67	61	12,715

Obligations of states and Municipalities	1,284	43	—	1,327

	$13,993	110	61	14,042

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,216	47	—	13,263

Obligations of states and municipalities	140	5	—	145

	$13,356	52	—	13,408

The amortized cost and estimated market value of investment securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations at par.

		Estimated
	Amortized	market
	cost	value
Available-for-sale:
Due in one year or less	$—	—
Due after one year through five years	2,095	2,107
Due after five years through ten years	500	490
Due after ten years	11,398	11,445

	$13,993	14,042

The gross proceeds on sales of investments and mortgage-backed securities were $2,071,320 for the year ended December 31, 2008. No investments were sold during the nine months ended September 30, 2009. Gross realized gains for the years ended December 31, 2008 were $86,323 and $1,049 during the nine months ended September 30, 2009. The realized gain during the nine-month period ended September 30, 2009 was the result of investments called prior to maturity. Investment securities with an approximate carrying value of $1,001,540 at December 31, 2008 and $979,777 at September 30, 2009 were pledged to secure an investment in the Senior Housing Crime Prevention Foundation.
The amortized cost and estimated market values of mortgage-backed securities are as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
FHLMC certificates	$983	45	—	1,028
FNMA certificates	344	4	—	348
GNMA certificates	1,280	9	—	1,289
Collateralized mortgage obligations	244	—	4	240

	$2,851	58	4	2,905

Held-to-maturity:
FHLMC certificates	$144	13	—	157
FNMA certificates	3,960	149	—	4,109
GNMA certificates	81	7	—	88

	$4,185	169	—	4,354

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
FHLMC certificates	$1,068	19	1	1,086
FNMA certificates	367	1	8	360
GNMA certificates	1,491	—	22	1,469
Collateralized mortgage obligations	328	—	7	321

	$3,254	20	38	3,236

Held-to-maturity:
FHLMC certificates	$152	8	—	160
FNMA certificates	4,815	109	—	4,924
GNMA certificates	91	5	—	96

	$5,058	122	—	5,180

The tables below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2009.

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury securities and obligations of U.S. Government Agencies	$4,934	61	$—	—	$4,934	61
Obligations of state and municipalities	—	—	—	—	—	—
Mortgage-backed Securities	—	—	240	4	240	4

	$4,934	61	$240	4	$5,174	65

Number of Investments	7		1		8
Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, Management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. Management has the intent to hold these securities into the foreseeable future, and the decline in market value is due to changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.
DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Accounting Standards Codification Topic (“ASC”) 820-10-50-2, which establishes a framework for measuring fair value and expands disclosures about fair value investments.
ASC 820-10-50-2 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-50-2 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair Value Measurements at
September 30, 2009
Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$16,947		16,947
The Company is predominately an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was approximately $8.77 million with total loss recognized of approximately $2.27 million. At September 30, 2009 the carrying value of other real estate owned was $2.56 million.
Fair Values of Financial Instruments:
ASC 825-10-50-10 requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments.
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

The estimated fair values of the Company’s financial instruments at September 30, 2009 are as follows:

	September 30, 2009
	Carrying	Fair
	amount	value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$5,585	5,585
Investment securities	14,042	14,042
Mortgage-backed securities	7,090	7,259
Loans receivable	256,239	261,451
Investment in FHLB stock	4,991	4,991

Financial liabilities:
Deposits	242,232	249,262
Borrowed money	35,887	38,007

	September 30, 2009
	Contractual	Fair
	amount	value
Unrecognized financial instruments:
Commitments to extend credit	$2,606	2,606
Unfunded construction loans	879	879
Undisbursed lines of credit	19,445	19,445
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification is considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.
FASB Accounting Standards Codification Topic 820 (ASC 820), Fair Value Measurements and Disclosures, clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. ASC 820 was effective as of July 1, 2008 for financial assets and liabilities. The Company had only partially applied the provisions of ASC 820 as Management elected the deferral provisions of ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) until July 1, 2009 for the Company. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There was no impact on the Company’s financial statements as a result of the adoption of ASC 820 for non-financial assets and liabilities.
In April 2009, the FASB issued ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company adopted the provisions of ASC 320-10-65 on July 1, 2009. ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65-4 is an amendment of ASC 820-10, Fair Value Measurements. ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, that occurred during the period. The Company adopted ASC 820-10-65-4 on July 1, 2009. ASC 820-10-65-4 did not have a significant impact on the Company’s financial statements.
In June 2008, the FASB issued ASC 260-10-65-2, Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. This guidance became effective for the Company on July 1, 2009 with no significant impact on the Company’s financial statements.
In March 2008, the FASB issued ASC 815-10, Disclosures about Derivative Instruments and hedging Activities. ASC 815-10 will require enhanced disclosures about (a) how and why an entity used derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10, “Accounting for derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted ASC 815-10 on January 1, 2009 with no significant impact to the Company’s results of operations and financial position.
In June 2009, the FASB issued ASC 860-10, Accounting for Transfers of Financial Assets. ASC 860-10 eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. ASC 860-10 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Company is currently evaluating the impact on its financial statements of adopting ASC 860-10.
In June 2009, the FASB issued ASC 810-10, Amendments to FASB Interpretation No. 46(R), which revises FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidation of Qualifying Special Purpose Entities (“QSPE”), requires continual reconsideration for conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810-10 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly -consolidated Variable Interest Entities (“VIE”)). The Company does not anticipate the adoption of ASC 810-10 will have a material effect on its consolidated financial statements.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB No. 111”), In April 2009 in response to the FASB’s April 2009 release of ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2. SAB No. 111 amends and replaces “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, (“Topic 5.M”), in the SEC’s SAB series. With the amendment in SAB No. 111, debt securities are excluded from the scope of Topic 5.M, but the SEC staff’s views on equity securities are still included within the topic. According to the revision to Topic 5.M, the SEC does not interpret the FASB’s use of the term other-than-temporary to mean permanent. The Company has considered this interpretative guidance for the disclosures in its interim financial statements.
SUBSEQUENT EVENTS
In connection with the preparation of the accompanying financial statements, the Company evaluated events and transactions through November 15, 2009, which is the date the financial statements are issued. On November 12, 2009, the FDIC approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012 on December 30, 2009. The payment will be based on the bank’s regular assessment base on September 30, 2009. An institution’s assessment base will be increased quarterly by an estimated 5% annual growth rate through the end of 2012. Management has estimated that the prepaid amount due will be $1.35 million.

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
Franklin is an Ohio chartered stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin’s business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase investments. Franklin operates seven full-service banking offices and two loan origination offices thru which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). At the present time, Madison has no operations, its only assets are cash and interest-earning deposits and its only source of income is the interest earned on its deposits.
First Franklin owns 51% of DirectTeller’s outstanding common stock. DirectTeller was formed in 1989 by the Company and DataTech Services Inc. to develop and market a voice response telephone inquiry system to allow financial institution customers to access information about their accounts via the telephone and a facsimile machine. Franklin currently offers this service to its customers. The inquiry system is currently in operation at Harland Financial Solutions, Inc. (“Harland”), a computer service bureau which offers the DirectTeller system to the financial institutions it services, but Harland offers a competing system and customers using its new teller platform are being converted to Harland’s system. It is anticipated that sometime in the future, Harland will no longer offer the DirectTeller system. There are no assets on the consolidated balance sheet that are determined to be impaired as a result of the Company’s ownership of DirectTeller.
On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) which includes the Transaction Account Guarantee Program (“TAGP”). Franklin has elected to participate in the TAGP, which provides unlimited deposit insurance coverage through June 30, 2010 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Franklin pays a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, for the extra deposit insurance. After June 30, 2010, the TAGP will expire and deposit insurance coverage will revert back to $250,000 per account.

In May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured depository institutions of five basis points on the amount of the institution’s assets. In the second quarter of 2009, Franklin Savings recognized a $150,000 expense for the special assessment.
Because the results of Madison and DirectTeller were not material to the Company’s operations and financial condition, the following discussion focuses primarily on Franklin.
Statements included in this document, which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results. Such statements may be identified by use of the words “may”, “anticipates”, “expects”, “hopes”, “believes”, “plans”, “intends” and similar expressions. Factors that could cause financial performance to differ materially from that expressed in any forward-looking statement include, but are not limited to, credit risk, interest rate risk, competition, changes in the regulatory environment and changes in general and local business and economic trends.
CRITICAL ACCOUNTING POLICIES
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Changes in the overall local economy in which the Company operates may impact the allowance for loan losses. Generally, the Company establishes a specific reserve, instead of a charge-off, on a loan if the underlying collateral is valued less than the book value of the loan. This allows some flexibility in the future if the collateral value increases. Any decline in the value of real estate owned is recognized by a write-down of the book value.
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
A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company considers its investment in one to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification of impairment. With respect to the Company’s investment in non-residential and multifamily residential real estate loans, the evaluation of impairment on such loans is based on the lower of cost or fair value of the underlying collateral.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $14.72 million (4.6%) from $318.78 million at December 31, 2008 to $304.06 million at September 30, 2009. During 2009, the Company experienced increases of $634,000 in investment securities and $19.12 million in deposits, and decreases of $1.85 million in cash, $1.20 million in mortgage-backed securities, $13.81 million in loans outstanding and $32.59 million in borrowings.

At the beginning of 2009, Franklin changed its residential mortgage lending operation, launching a program that focuses on originating loans for sale with servicing released. Previously, Franklin’s residential mortgage lending program emphasized the origination of fixed-rate loans for sale in the secondary market, with servicing retained by Franklin, and the origination of adjustable-rate loans to be held in the portfolio. The new program is built around a larger loan origination staff which is compensated primarily through commissions on loans closed. As a result of this new program, outstanding loan balances and interest earned on loans have declined, but origination fees and profit on the sale of loans have increased. Loan disbursements of $164.27 million during the current nine-month period were more than offset by loan sales of $131.42 million and loan repayments and maturities of $45.29 million. The $122.39 million increase in loan disbursements and $122.75 million increase in loan sales, in the nine-months end September 30, 2009’ compared with the first nine months of 2008, reflects the increase in the loan origination staff and lower interest rates which caused many borrowers to refinance their existing loans. During the current nine month period, Franklin also purchased $85,000 in loan participations. Disbursements during the third quarter of 2009 were $39.67 million, loan sales were $34.73 million and repayments and maturities were $12.35 million.
At September 30, 2009, commitments to originate mortgage loans were $2.61 million and $879,000 of undisbursed loan funds were being held on various construction loans. Franklin also had undisbursed lines of credit on consumer and commercial loans of approximately $19.45 million. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Liquid assets decreased $1.22 million during the nine months ended September 30, 2009, to $19.63 million. This decrease reflects a decrease in borrowings of $32.59 million, loan disbursements of $164.27 million and purchases of investment securities of $12.17 million and loan participations of $85,000, which were partially offset by loan and mortgage-backed securities repayments of $46.56 million, mortgage loan sales of $131.42 million and and increase in deposits of $19.12 million. At September 30, 2009, liquid assets were 6.46% of total assets.
The Company’s investment and mortgage-backed securities are classified based on the Company’s current intention to hold to maturity or have available for sale, if necessary. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2009. No securities are classified as trading.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$13,993	$110	$61	$14,042
Mortgage-backed securities	2,851	58	4	2,905
Held-to-maturity
Mortgage-backed securities	4,185	169	0	4,354

	$21,029	$337	$65	$21,301
None of the investments have other than a temporary impairment as of September 30, 2009. Management has the intent to hold these securities for the foreseeable future.

At September 30, 2009, deposits were $242.23 million, compared to $223.11 million at December 31, 2008, an increase of $19.12 million. During the current nine-month period, core deposits increased $9.76 million and certificates increased $9.36 million. Interest of $5.02 million was credited to accounts during the current nine months. After eliminating the effect of interest credited, deposits increased $14.10 million during the nine months ended September 30, 2009.
At September 30, 2009, Franklin had outstanding FHLB advances of $35.89 million at an average cost of 4.71%. During the current nine-month period, Franklin used the unexpected deposit inflow and loan repayments to repay borrowings by $32.59 million. It is anticipated that borrowings will continue to decline as a result of the new residential lending program. During the next twelve months, required principal reduction on the FHLB advances will be $11.96 million. Management believes that the Company has sufficient cash flow to meet these commitments and maintain desired liquidity levels
At September 30, 2009, $12.77 million of assets were classified substandard, $799,000 of assets were classified doubtful, $2.31 million were classified loss and $5.09 million were designated by management as special mention, compared to $9.70 million as substandard, $2.23 million as loss and $3.80 million designated as special mention at December 31, 2008. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $8.52 million at September 30, 2009 and $5.20 million at December 31, 2008. The increase in classified assets and non-accruing loans is due to the addition of 33 one-to four-family loans with a net book value of $4.47 million, two non-residential loans with a net book value of $692,000 and one multi-family loan with a net book value of $171,000. During the same nine month period, 14 one-to four-family loans with a net book value $1.57 million were transferred to real estate owned. At September 30, 2009, the recorded investment in loans for which impairment has been recognized was approximately $8.77 million with related reserves of $2.27 million. Franklin believes that non-performing assets may continue to increase and resolving problem assets may be a long-term process. The charge-offs shown in the table below include $230,000 on a multi-family loan and $261,000 on six one-to-four family non-owner occupied properties.
The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2009.

(Dollars in thousands)
Balance at beginning of period	$3,668
Charge offs	513
Additions charged to operations	1,564
Transfers to real estate owned	0
Recoveries	7

Balance at end of period	$4,726
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At September 30, 2009, net worth was $23.27 million, which was 7.65% of assets. At the same date, book value per share was $13.85, compared to $14.19 per share at December 31, 2008.
The following table summarizes, as of September 30, 2009, Franklin’s regulatory capital position in dollars and as a percentage of assets. Although Franklin is considered “well-capitalized” for purposes of federal regulations, regulators have instructed Franklin to increase its capital levels based on its risk profile.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

Core	$22,410	$12,130	$10,280	7.39%	4.00%	3.39%
Risk-based	24,482	17,403	7,079	11.25%	8.00%	3.25%

COMPREHENSIVE INCOME
Comprehensive loss for the nine months ended September 30, 2009 and 2008 was $579,000 and $1.08 million, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had a net loss of $911,000 ($0.54 per basic share) for the current quarter and a net loss of $644,000 ($0.38 per basic share) for the nine months ended September 30, 2009, compared to a net loss of $39,000 ($0.02 per basic share) for the third quarter of 2008 and a net loss of $809,000 ($0.48 per basic share) for the nine months ended September 30, 2008. The increase in the net loss for the third quarter of 2009 compared to the third quarter of 2008 is primarily the result of a $1.26 million increase in the provision for loan losses and a $480,000 increase in noninterest expense. The decrease in the net loss during the current nine-month period, when compared to the same period in 2008, reflects an increase of $1.47 million in profits on the sale of loans, which was offset by a decrease of $181,000 in the federal income tax benefit, an increase of $23,000 in the provision for loan losses and an increase of $1.36 million in noninterest expenses, which is discussed below.
Net interest income, before provisions for loan losses, was $1.46 million for the current quarter and $4.50 million for the first nine months of 2009, compared to $1.56 million and $4.53 million, respectively, for the same periods in 2008. The decline in net interest income was an anticipated result of the new mortgage lending program, as fewer loans are held in Franklin’s portfolio. The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the nine month periods ended September 30,
	2009 vs 2008
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$(461)	$(551)	$(1,012)
Mortgage-backed securities	29	13	42
Investment securities	(16)	(160)	(176)
FHLB stock	4	(25)	(21)

Total interest-earning assets	$(444)	$(723)	$(1,167)

Interest expense attributable to:
Demand deposits	$16	$(69)	$(53)
Savings accounts	15	(68)	(53)
Certificates	410	(720)	(310)
FHLB advances and other borrowings	(650)	(76)	(726)

Total interest-bearing liabilities	$(209)	$(933)	$(1,142)

Increase (decrease) in net interest income	$(235)	$210	$(25)

(1)	Includes non-accruing loans.

Managing interest rate risk is fundamental to banking. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist principally of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset structure may have the opposite effect when interest rates decline, which has been the case during most of 2009. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of June 30, 2009, the most current data available, Franklin’s assets repriced or matured more rapidly than its liabilities and Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
As the table below indicates, Franklin’s interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.00% for the nine months ended September 30, 2009, compared to 1.82% for the same period in 2008. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.88% to 3.34% due to a decrease in the cost of FHLB advances from 4.66% to 4.50%, savings deposits from 1.12% to 0.82%, checking accounts from 0.75% to 0.48% and certificates of deposit from 4.50% to 4.00%. The yield on interest-earning assets decreased from 5.70% for the nine months ended September 30, 2008 to 5.34% for the current nine month period, due to decreases in the yield on loans from 5.72% to 5.44%, the yield on investment securities from 5.47% to 4.07% and in the yield on the FHLB stock from 5.33% to 4.65%. The decline in the yield on interest-earning assets and the cost of interest-bearing liabilities is the result of a general decline in market interest rates.

	For the nine months ended Sept. 30, 2009
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$263,818	5.44%
Mortgage-backed securities	7,614	5.01%
Investment securities	15,102	4.07%
FHLB stock	4,991	4.65%

Total	$291,525	5.34%

Average interest-bearing liabilities
Demand deposits	$32,956	0.48%
Savings accounts	30,410	0.82%
Certificates	176,157	4.00%
FHLB advances	47,325	4.50%

Total	$286,848	3.34%

Net interest-earning assets/interest rate spread	$4,677	2.00%

	For the nine months ended September 30, 2008
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$274,811	5.72%
Mortgage-backed securities	6,822	4.77%
Investment securities	15,513	5.47%
FHLB stock	4,882	5.33%

Total	$302,028	5.70%

Average interest-bearing liabilities
Demand deposits	$30,394	0.75%
Savings accounts	28,783	1.12%
Certificates	165,585	4.50%
FHLB advances	66,496	4.66%

Total	$291,258	3.88%

Net interest-earning assets/interest rate spread	$10,770	1.82%
Noninterest income was $1.02 million for the quarter and $3.20 million for the nine months ended September 30, 2009 compared to $481,000 for the same quarter in 2008 and $1.44 million for the nine months ended September 30, 2008. The majority of the increase in noninterest income is the result of an increase of $1.47 million in the gain on the sale of loans. As discussed above, this increase is the result of an increase in Franklin’s loan origination staff and a reduction in market interest rates which caused mortgage originations and sales to substantially increase.
Noninterest expenses were $2.56 million for the current quarter and $7.15 million for the current nine-month period compared to $2.08 million for the same quarter in 2008 and $5.79 million for the nine months ended September 30, 2008. As a percentage of average assets, this is 3.04% for the nine months ended September 30, 2009 compared to 2.42% for the first nine months of 2008. The increase in noninterest expense is primarily due to an increase of $908,000 in compensation and employee benefit costs, primarily commissions, associated with the loan originators added earlier this year, and the $150,000 FDIC special assessment in the second quarter of 2009. Because of the high volume of loan originations and sales in the first nine months of 2009, commission expense was higher than in previous periods when originations and sales were lower. When loan origination volumes decline, commission expense will also decline.

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
Not applicable.

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
Date: November 16, 2009