Form 10-Q/A
period 2009-09-30
FIRST FRANKLIN CORP
filed 2009-12-24
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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
Explanatory Note:
Amendment No. 1 to the Quarterly Report on Form 10Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 16, 2009, is being filed due to an increase in loan loss reserves of $334,000 primarily resulting from updated information received on the underlying value of the collateral on a group of loans. This resulted an increase in the loss for the quarter and year to date period of $221,000 ($0.14 per basic share)

ITEM 1.	FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS

Cash, including certificates of deposit and other interest-earning deposits of $3,100 at 09/30/09 and $1,100 at 12/31/08	$5,585	$7,438
Investment securities:
Securities available-for-sale, at market value (amortized cost of $13,993 at 09/30/09 and $13,356 at 12/31/08)	14,042	13,408
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,851 at 09/30/09 and $3,254 at 12/31/08)	2,905	3,236
Securities held-to-maturity, at amortized cost (market value of $4,354 at 09/30/09 and $5,181 at 12/31/08)	4,185	5,058
Loans held for sale	9,803	—
Loans receivable, net	246,102	270,049
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,991
Real estate owned, net	2,564	1,849
Accrued interest receivable	919	1,104
Property and equipment, net	3,475	3,511
Bank owned life insurance	5,924	5,745
Other assets	3,344	2,392

Total assets	$303,839	$318,781

LIABILITIES

Deposits	$242,232	$223,108
Borrowings	35,887	68,477
Advances by borrowers for taxes and insurance	1,581	2,315
Other liabilities	948	891

Total liabilities	280,648	294,791

Minority interest in consolidated subsidiary	140	140

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 09/30/09 and 12/31/08	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost - 330,183 shares at 09/30/09 and 12/31/08	(3,270)	(3,270)
Retained earnings, substantially restricted	20,054	20,919
Accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net of taxes of $37 at 09/30/09 and $(1) at 12/31/08	65	(1)

Total stockholders’ equity	23,051	23,850

	$303,839	$318,781

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,471	$3,870	$10,768	$11,780
Mortgage-backed securities	88	96	286	244
Investments	203	269	635	832

	3,762	4,235	11,689	12,856

Interest expense:
Deposits	1,838	1,913	5,587	6,003
Borrowings	464	766	1,598	2,324

	2,302	2,679	7,185	8,327

Net interest income	1,460	1,556	4,504	4,529

Provision for loan losses	1,651	60	1,898	1,541

Net interest income (loss) after provision for loan losses	(191)	1,496	2,606	2,988

Noninterest income:
Gain on loans sold	463	29	1,588	116
Gain on sale of investments	—	23	1	106
Service fees on checking accounts	235	239	657	671
Other income	325	190	955	551

	1,023	481	3,201	1,444

Noninterest expense:
Salaries and employee benefits	1,049	750	3,134	2,226
Occupancy	275	251	818	733
Federal deposit insurance premiums	100	11	298	24
Advertising	37	64	94	193
Service bureau	132	141	435	429
Other	968	863	2,375	2,185

	2,561	2,080	7,154	5,790

Loss before federal income taxes	(1,729)	(103)	(1,347)	(1,358)

Provision (benefit) for federal income taxes	(597)	(64)	(482)	(549)

Net loss	$(1,132)	$(39)	$(865)	$(809)

Retained Earnings-Beginning of period	$21,186	$21,705	$20,919	$22,778
Net loss	(1,132)	(39)	(865)	(809)
Less: Dividends declared	—	(76)	—	(379)

Retained Earnings-end of period	$20,054	$21,590	$20,054	$21,590

Net loss per common share:
Basic	$(0.68)	$(0.02)	$(0.52)	$(0.48)
Diluted	$(0.68)	$(0.02)	$(0.52)	$(0.48)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended
	Sept. 30, 2009	Sept. 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(865)	$(809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,898	1,541
Gain on sale of investments	(1)	(106)
Gain on sale of loans	(1,588)	(116)
Loss on sale of real estate owned	345	191
Depreciation	249	274
Amortization	(2)	(31)
Deferred income taxes	(816)	12
Deferred loan fees	3	71
Proceeds from sale of loans originated for sale	131,423	8,676
Disbursements on loans originated for sale	(139,326)	(8,018)
Net change in operating assets and liabilities:
FHLB stock dividends	—	(194)
Bank Owned Life Insurance	(179)	(168)
Decrease in accrued interest receivable	185	23
Increase in other assets	(139)	(369)
Increase in other liabilities	57	541
Other, net	—	(90)

Net cash provided (used) by operating activities	(8,756)	1,428

Cash flows from investing activities:
Net change in loans receivable	20,301	(2,766)
Principal reduction on mortgage-backed securities	1,276	981
Purchase of available-for-sale investment securities:	(12,174)	(12,201)
Purchase of held-to-maturity mortgage-backed securities:	—	(4,994)
Proceeds from maturities/calls of investment securities:
Available-for-sale	11,540	13,294
Proceeds from sale of investment securities:
Available-for-sale	—	2,071
Decrease in real estate owned	373	289
Proceeds from sale of property and equipment	—	15
Capital expenditures	(213)	(88)

Net cash provided (used) by investing activities	21,103	(3,399)

Cash flows from financing activities:
Net change in deposits	19,124	(7,867)
Net change in borrowed money	(32,590)	7,619
Decrease in advances by borrowers for taxes and insurance	(734)	(483)
Issuance (purchase) of treasury stock	—	—
Payment of dividends	—	(379)

Net cash used by financing activities	(14,200)	(1,110)

Net decrease in cash	(1,853)	(3,081)
Cash at beginning of year	7,438	6,897

Cash at end of year	$5,585	$3,816

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, including interest credited to savings accounts	5,582	6,010
Income taxes	150	65
Supplemental disclosure of noncash activities:
Real estate acquired in settlement of loans	1,433	1,169
Change in unrealized gain (loss) on available-for sale securities, net of taxes	66	(388)
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

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government Agencies	$4,934	61	$—	—	$4,934	61
Obligations of state and municipalities	—	—	—	—	—	—
Mortgage-backed Securities	—	—	240	4	240	4

	$4,934	61	$240	4	$5,174	65

Number of Investments	7		1		8
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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

The estimated fair values of the Company’s financial instruments at September 30, 2009 are as follows:

	September 30, 2009
	Carrying	Fair
	amount	value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$5,585	5,585
Investment securities	14,042	14,042
Mortgage-backed securities	7,090	7,259
Loans receivable	255,905	261,117
Investment in FHLB stock	4,991	4,991

Financial liabilities:
Deposits	242,232	249,262
Borrowed money	35,887	38,007

	September 30, 2009
	Contractual	Fair
	amount	value
Unrecognized financial instruments:
Commitments to extend credit	$2,606	2,606
Unfunded construction loans	879	879
Undisbursed lines of credit	19,445	19,445
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
In June 2009, the FASB issued ASC 810-10, Amendments to FASB Interpretation No. 46(R), which revises FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidation of Qualifying Special Purpose Entities (“QSPE”), requires continual reconsideration for conclusions reached in determining the primary beneficiary, and requires additional disclosures. ASC 810-10 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly –consolidated Variable Interest Entities (“VIE”)). The Company does not anticipate the adoption of ASC 810-10 will have a material effect on its consolidated financial statements.
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
SUBSEQUENT EVENTS
In connection with the preparation of the accompanying financial statements, the Company evaluated events and transactions through December 24, 2009, which is the date the financial statements were reissued. On November 12, 2009, the FDIC approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012 on December 30, 2009. The payment will be based on the bank’s regular assessment base on September 30, 2009. An institution’s assessment base will be increased quarterly by an estimated 5% annual growth rate through the end of 2012. Management has estimated that the prepaid amount due will be $2.19 million.

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
Franklin is an Ohio chartered stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin’s business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate real estate loans and purchase investments. Franklin operates seven full-service banking offices and two loan origination offices through which it offers a full range of consumer banking services, including mortgage loans, home equity and commercial lines of credit, credit and debit cards, checking accounts, auto loans, savings accounts, automated teller machines, a voice response telephone inquiry system and an internet-based banking system which allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions. To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Consolidated assets decreased $14.94 million (4.7%) from $318.78 million at December 31, 2008 to $303.84 million at September 30, 2009. During 2009, the Company experienced increases of $634,000 in investment securities and $19.12 million in deposits, and decreases of $1.85 million in cash, $1.20 million in mortgage-backed securities, $14.14 million in loans outstanding and $32.59 million in borrowings.

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
At September 30, 2009, $15.86 million of assets were classified substandard, $799,000 of assets were classified doubtful, $2.31 million were classified loss and $4.87 million were designated by management as special mention, compared to $9.70 million as substandard, $2.23 million as loss and $3.80 million designated as special mention at December 31, 2008. Non-accruing loans and accruing loans delinquent ninety days or more, net of reserves, were $8.52 million at September 30, 2009 and $5.20 million at December 31, 2008. The increase in classified assets is due to the addition of 46 one-to four-family loans with a net book value of $5.66 million, 4 non-residential real estate loans with a net book value of $2.17 million and two multi-family loans with a net book value of $494,000. Some of the new classifications were identified during Franklin’s regulatory examination which was completed in November 2009. Management has determined that, under the current economic and regulatory environment, the updated information received on the value of the underlying collateral for a group of loans and the new classifications from the recent regulatory exam, warranted the Company to restate it financial statements for the quarter ended September 30, 2009. Fourteen one-to four-family loans with a net book value $1.57 million have been transferred to real estate owned during the first nine months of 2009. At September 30, 2009, the recorded investment in loans for which impairment has been recognized was approximately $8.77 million with related reserves of $2.27 million. Franklin believes that non-performing assets may continue to increase and resolving problem assets may be a long-term process. The charge-offs shown in the table below include $230,000 on a multi-family loan and $261,000 on six one-to-four family non-owner occupied properties.
The following table shows the activity that has occurred on loss reserves during the nine months ended September 30, 2009.

(Dollars in thousands)
Balance at beginning of period	$3,668
Charge offs	513
Additions charged to operations	1,898
Transfers to real estate owned	0
Recoveries	7

Balance at end of period	$5,060

The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At September 30, 2009, net worth was $23.05 million, which was 7.59% of assets. At the same date, book value per share was $13.72, compared to $14.19 per share at December 31, 2008.

The following table summarizes, as of September 30, 2009, Franklin’s regulatory capital position in dollars and as a percentage of assets. Although Franklin is considered “well-capitalized” for purposes of federal regulations, regulators have instructed Franklin to increase its capital levels based on its risk profile.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

Core	$22,190	$12,121	$10,069	7.32%	4.00%	3.32%
Risk-based	24,596	17,387	7,209	11.32%	8.00%	3.32%
COMPREHENSIVE INCOME
Comprehensive loss for the nine months ended September 30, 2009 and 2008 was $800,000 and $1.08 million, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
RESULTS OF OPERATIONS
The Company had a net loss of $1.13 million ($0.68 per basic share) for the current quarter and a net loss of $865,000 ($0.52 per basic share) for the nine months ended September 30, 2009, compared to a net loss of $39,000 ($0.02 per basic share) for the third quarter of 2008 and a net loss of $809,000 ($0.48 per basic share) for the nine months ended September 30, 2008. The increase in the net loss for the third quarter of 2009 compared to the third quarter of 2008 is primarily the result of a $1.59 million increase in the provision for loan losses and a $481,000 increase in noninterest expense. The increase in the net loss during the current nine-month period, when compared to the same period in 2008, reflects an increase of $1.47 million in profits on the sale of loans, which was offset by a decrease of $67,000 in the federal income tax benefit, an increase of $357,000 in the provision for loan losses and an increase of $1.36 million in noninterest expenses, which is discussed below.

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

	For the nine month periods ended September 30,
	2009 vs 2008
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$(462)	$(550)	$(1,012)
Mortgage-backed securities	29	13	42
Investment securities	(16)	(160)	(176)
FHLB stock	4	(25)	(21)

Total interest-earning assets	$(445)	$(722)	$(1,167)

Interest expense attributable to:
Demand deposits	$16	$(69)	$(53)
Savings accounts	15	(68)	(53)
Certificates	410	(720)	(310)
FHLB advances and other borrowings	(650)	(76)	(726)

Total interest-bearing liabilities	$(209)	$(933)	$(1,142)

Increase (decrease) in net interest income	$(236)	$211	$(25)

(1)	Includes non-accruing loans.
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
As the table below indicates, Franklin’s interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.01% for the nine months ended September 30, 2009, compared to 1.82% for the same period in 2008. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.88% to 3.34% due to a decrease in the cost of FHLB advances from 4.66% to 4.50%, savings deposits from 1.12% to 0.82%, checking accounts from 0.75% to 0.48% and certificates of deposit from 4.50% to 4.00%. The yield on interest-earning assets decreased from 5.70% for the nine months ended September 30, 2008 to 5.35% for the current nine month period, due to decreases in the yield on loans from 5.72% to 5.44%, the yield on investment securities from 5.47% to 4.07% and in the yield on the FHLB stock from 5.33% to 4.65%. The decline in the yield on interest-earning assets and the cost of interest-bearing liabilities is the result of a general decline in market interest rates.

	For the nine months ended Sept. 30, 2009
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$263,781	5.44%
Mortgage-backed securities	7,614	5.01%
Investment securities	15,102	4.07%
FHLB stock	4,991	4.65%

Total	$291,488	5.35%

Average interest-bearing liabilities
Demand deposits	$32,956	0.48%
Savings accounts	30,410	0.82%
Certificates	176,157	4.00%
FHLB advances	47,325	4.50%

Total	$286,848	3.34%

Net interest-earning assets/interest rate spread	$4,640	2.01%

	For the nine months ended September 30, 2008
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$274,811	5.72%
Mortgage-backed securities	6,822	4.77%
Investment securities	15,513	5.47%
FHLB stock	4,882	5.33%

Total	$302,028	5.70%

Average interest-bearing liabilities
Demand deposits	$30,394	0.75%
Savings accounts	28,783	1.12%
Certificates	165,585	4.50%
FHLB advances	66,496	4.66%

Total	$291,258	3.88%

Net interest-earning assets/interest rate spread	$10,770	1.82%
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
Date: December 24, 2009