Form 10-K
period 2009-12-31
FIRST FRANKLIN CORP
filed 2010-03-31
CIK 742161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the last sale price quoted on The NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $6.79 million.
1,680,684 of the registrant’s common shares were issued and outstanding on March 31, 2010.
Documents Incorporated by Reference and Included as Exhibits:
Part II of Form 10-K — Portions of 2009 Annual Report to Stockholders
Part III of Form 10-K — Portions of Proxy Statement for 2010 Annual Meeting of Stockholders

PART I
Item 1. Business.
First Franklin Corporation
First Franklin Corporation (the “Company”), the holding company for The Franklin Savings and Loan Company (“Franklin”), was incorporated under the laws of the State of Delaware in September 1987. As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to regulation and examination by the Office of Thrift Supervision (the “OTS”). The Company’s assets, on an unconsolidated basis, consist primarily of cash, interest-earning deposits, the office building in which the Company’s corporate offices are located, all of Franklin’s outstanding stock and a 51% interest in DirectTeller Systems, Inc.
The Company’s executive offices are located at 4750 Ashwood Drive, Cincinnati, Ohio 45241, and its telephone number is (513) 469-5352.
The Franklin Savings and Loan Company
Franklin, an Ohio stock savings and loan association, conducts business from its main office in Cincinnati, Ohio, and seven full service branches in Hamilton County, Ohio. Franklin was originally chartered in 1883 under the name Green Street Number 2 Loan and Building Company. At December 31, 2009, Franklin had approximately $301.24 million of assets, deposits of approximately $244.11 million and stockholders’ equity of approximately $21.44 million.
Franklin’s principal business is accepting deposits from the general public and originating mortgage loans for the purpose of financing, refinancing or constructing one- to four-family residential real estate. Franklin also makes loans secured by multi-family residential and nonresidential real estate, consumer loans and business loans.
Franklin’s income is derived primarily from interest and fees earned in connection with its lending and investment activities, and its principal expenses are interest paid on deposits and borrowings and operating expenses. The primary component of Franklin’s net income is net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Franklin’s interest income and interest expense change as the interest rates change on mortgages, mortgage-backed securities and other interest-earning assets and on deposits and other interest-bearing liabilities. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Franklin’s control. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Company’s 2009 Annual Report to Stockholders (the “Annual Report”) for additional information regarding the impact of interest rates on Franklin’s operating results.
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
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference herein, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which can be identified by the use of forward-looking terminology, such as “may,” “might,” “could,” “would,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “project “or “continue” or the negative version of such terms or comparable terminology. All statements other than statements of historical fact included in this Form 10-K, including statements regarding the Company’s and Franklin’s outlook, financial position, results of operation, liquidity, capital resources and interest rate sensitivity are forward-looking statements.

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company desires to take advantage of the “safe harbor” provisions of that Act.
Forward-looking statements speak only as of the date on which they are made and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which the statement is made.
Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Although we believe the assumptions, judgments and expectations reflected in such forward-looking statements are reasonable, we can give no assurance such assumptions, judgments and expectations will prove to have been correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Form 10-K include, but are not limited to:
•	competition in the industry and markets in which the Company and Franklin operate;
•	rapid changes in technology affecting the financial services industry;
•	changes in government regulation;
•	general economic and business conditions;
•	changes in industry conditions created by state and federal legislation and regulations;
•	changes in general interest rates and the impact of future interest rate changes on profitability, capital adequacy and the fair value of financial assets and liabilities;
•	the ability to retain existing customers and attract new customers;
•	the development of new products and services and their success in the marketplace;
•	increases in FDIC insurance premiums and special assessments;
•	current conditions and volatility in real estate markets;
•	the adequacy of the allowance for loan losses; and
•	anticipated loan and deposit account growth, expense levels, liquidity and capital resources and projections of earnings.
Lending Activities
General. Franklin’s principal lending activity is originating conventional first mortgage real estate loans to enable borrowers to purchase, refinance or construct one- to four-family residential real property. Franklin also makes multi-family residential and nonresidential real estate loans and consumer loans and invests in mortgage-backed securities.

Franklin’s current mortgage lending strategy is to originate fixed-rate loans for sale in the secondary market and to originate adjustable-rate mortgage loans (“ARMs”) for retention in its own portfolio. Franklin originates and retains ARMs to reduce its exposure to changes in interest rates. Although ARMs tend to decrease Franklin’s exposure to changes in interest rates, they also tend to decrease interest income due to lower yields. When consumer demand for ARMs declines in Franklin’s market area, Franklin may purchase whole loans or participation interests in one- to four-family, multi-family and nonresidential real estate loans originated by other lenders or adjustable-rate mortgage-backed securities to offset the lack of demand. Franklin’s current lending strategy for commercial and consumer loans also emphasizes the origination of adjustable-rate loans. Commercial and consumer adjustable-rate loans are generally originated at higher interest rates and with shorter repricing periods than one- to four-family ARMs.
Franklin has an agreement with the Student Loan Marketing Association to sell the student loans that it originates. Loans totaling $89,000 were sold under that agreement in 2009 at a profit of $1,500, compared to $451,000 of loans sold at a profit of $7,700 in 2008.
The following table sets forth information concerning the composition of Franklin’s loan portfolio, including mortgage-backed securities, in dollar amounts and in percentages, by type of loan and by type of security, before net items:

	At December 31
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan
Loans secured by real estate:
Residential	$154,085	61.98%	$189,425	66.32%	$198,891	70.86%	$202,295	70.71%	$169,660	66.88%
Nonresidential	45,776	18.41	43,586	15.26	37,907	13.51	41,170	14.39	40,960	16.15
Construction	1,171	0.47	7,365	2.58	5,986	2.14	2,555	0.89	3,083	1.22

Consumer and other loans:
Commercial lines of credit	3,505	1.41	3,864	1.35	5,404	1.92	6,679	2.33	7,447	2.94
Consumer and other	37,359	15.03	33,060	11.58	28,943	10.31	28,058	9.81	24,729	9.75

	241,896	97.30	277,300	97.09	277,131	98.74	280,757	98.13	245,879	96.94

Mortgage-backed securities:
Held to maturity	3,989	1.60	5,058	1.77	322	0.12	473	0.16	680	0.26
Available for sale	2,731	1.10	3,254	1.14	3,193	1.14	4,888	1.71	7,093	2.80

	6,720	2.70	8,312	2.91	3,515	1.26	5,361	1.87	7,773	3.06

Total loans receivable (before net items)	$248,616	100.00%	$285,612	100.00%	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%

Type of rate
Fixed rate	$43,543	17.51%	$50,701	17.75%	$47,835	17.05%	$47,162	16.48%	$47,968	18.91%
Adjustable rate	205,073	82.49	234,911	82.25	232,811	82.95	238,956	83.52	205,684	81.09

Total loans receivable (before net items)
	$248,616	100.00%	$285,612	100.00%	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%

Type of security
Residential:
Single-family	$138,170	55.57%	$175,319	61.38%	$180,296	64.24%	$183,292	64.06%	$153,838	60.64%
2-4 family	7,329	2.95	8,286	2.90	8,545	3.05	9,797	3.42	9,435	3.72
Multi-family	16,477	6.63	18,252	6.39	18,026	6.43	16,272	5.69	17,063	6.73
Nonresidential real estate	45,776	18.41	46,831	16.40	39,432	14.05	42,020	14.69	41,140	16.22
Commercial lines of credit	3,505	1.41	3,864	1.35	5,404	1.92	6,679	2.33	7,447	2.94
Student loans	2,581	1.04	1,571	0.55	977	0.35	808	0.28	660	0.26
Consumer and other loans:	34,778	13.99	31,489	11.03	27,966	9.96	27,250	9.53	24,069	9.49

Total loans receivable (before net items)	$248,616	100.00%	$285,612	100.00%	$280,646	100.00%	$286,118	100.00%	$253,652	100.00%

The following table presents a reconciliation of Franklin’s loans receivable and mortgage-backed securities after net items:

	At December 31,
	2009	2008	2007
	(In thousands)
Gross loans receivable and mortgage-backed securities (before net items)	$248,616	$285,612	$280,646

Less:
Loans in process	292	3,309	2,511
Deferred loan fees	604	275	209
Allowance for possible loan losses	4,915	3,667	1,101

Unrealized loss (gain) on available for sale mortgage-backed securities	(78)	18	9

Total	5,733	7,269	3,830

Loans receivable and mortgage-backed securities — net	$242,883	$278,343	$276,816

The following schedule presents the contractual maturity of Franklin’s loan and mortgage-backed securities portfolio at December 31, 2009. Mortgages which have adjustable interest rates are shown as maturing in the period during which the interest rates are subject to change.

	One- to four-family
	real estate		Other real estate		Mortgage-backed		Consumer and
	mortgage loans		mortgage loans		securities		other loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		average		average		average		average		average
	Amount	rate	Amount	rate	Amount	rate	Amount	rate	Amount	rate
	(Dollars in thousands)
Due during years ending December 31:

2010	$47,001	4.94%	$23,417	6.33%	$1,804	3.59%	$35,324	4.22%	$107,546	4.99%
2011 and 2012	27,497	5.77	15,294	6.19	—	—	883	7.25	43,674	5.95
2013 and 2014	34,870	5.65	17,826	6.25	—	—	833	6.55	53,529	5.86
2015 to 2019	11,563	5.45	4,790	6.71	14	6.95	2,856	6.13	19,223	5.86
2020 to 2029	5,383	6.11	365	5.56	3,989	5.13	926	7.74	10,663	5.86
2030 and following	12,465	4.91	561	6.56	913	6.00	42	7.13	13,981	5.05

Total	$138,779	5.37%	$62,253	6.30%	$6,720	4.84%	$40,864	4.55%	$248,616	5.45%

As of December 31, 2009, the total amount of loans and mortgage-backed securities maturing or repricing after December 31, 2010, consisted of $99.85 million of adjustable-rate loans and $41.22 million of fixed-rate loans.

The following table shows Franklin’s loan origination, purchase and sale activity, including mortgage-backed securities, during the periods indicated:

	Year ended December 31,
	2009	2008	2007
Loans originated:
One- to four-family	$185,512	$25,819	$29,216
Multi-family	843	839	4,732
Nonresidential	4,573	10,120	3,220
Land	—	—	487
Consumer and other	16,194	16,113	17,236

Total loans originated	207,122	52,891	54,891
Mortgage-backed securities purchased	—	6,012	—
Loans purchased	333	4,095	—

Total loans originated and mortgage-backed securities and loans purchased	207,455	62,998	54,891

Loans sold:
One- to four-family	173,332	10,927	9,428
Other	89	751	642
Principal reductions and payoffs	71,030	46,354	50,293

Increase (decrease) in loans receivable	(36,996)	4,966	(5,472)
Decrease (increase) in net items	1,536	(3,439)	(1,337)

Net increase (decrease) in loans receivable and mortgage-backed securities	$(35,460)	$1,527	$(6,809)

In addition to interest earned on loans, Franklin receives fees for loan originations, modifications, late payments and other miscellaneous services. The amount of these fees varies from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market and the time and costs incurred by Franklin in processing the request. Depending on market conditions when loans are sold, Franklin may retain the responsibility for servicing the loans or sell them with servicing released. During 2009, Franklin sold approximately $173.33 million in fixed-rate residential loans, an increase of 1,486.27% from 2008. At December 31, 2009, Franklin serviced $72.69 million in loans previously sold to others. Other loan fees and charges representing servicing costs are recorded as income when collected. Loan originations during 2009 were $207.12 million, an increase of 291.60% from 2008 levels. The increase in loan originations in 2009 was primarily the result of changes in Franklin’s residential mortgage lending operation, which involved launching a program that focuses on originating loans for sale with servicing released. For additional information, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
Loans are originated primarily in, and within 100 miles of, Hamilton County, Ohio and come from various sources, including existing customers, customer referrals, loan originators employed by Franklin, real estate agents, loan brokers and builders. Loan applications are reviewed by salaried employees. The Chief Lending Officer may approve loans up to $750,000, and any individual to whom the Chief Lending Officer has delegated such authority, may approve real estate loans up to the Freddie Mac limit for one-to-four-family residential real estate loans and up to $350,000 for non-residential and multi-family real estate loans. The President has the authority to approve loans in amounts of up to $1.5 million, and Franklin’s loan committee, which is comprised of the President, the Chief Lending Officer and other senior management personnel, may approve loans up to $2.0 million. All other loans must be approved by Franklin’s Board of Directors or Executive Committee.
All mortgage loans originated by Franklin contain a “due-on-sale” clause providing that Franklin may declare the unpaid principal balance due and payable upon the sale or other transfer of the mortgaged property. Franklin generally enforces these due-on-sale clauses to the extent permitted by law, although may choose not do so depending on relevant business considerations.

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
Based on the 15% Lending Limit, Franklin was able to lend approximately $3.62 million to any individual borrower or group of borrowers at December 31, 2009, and had no outstanding loans in excess of the limit at that date.
One- to Four-Family Residential Real Estate Lending. The cornerstone of Franklin’s lending program is the origination of loans secured by one- to four-family residences. At December 31, 2009, $145.50 million, or 58.52%, of Franklin’s real estate loan and mortgage-backed securities portfolio consisted of loans on one- to four-family residences, most of which are located in, or within 100 miles of, Hamilton County, Ohio. Non-owner occupied one- to four-family residences represented $16.81 million, or 6.95%, of Franklin’s loan portfolio at December 31, 2009.
Franklin currently offers one- to four-family residential ARMs with initial adjustment periods ranging from one to seven years and interest rate indices based on U.S. Treasury securities with a comparable term. Interest rate increases are generally limited to 2% per adjustment period and 6% over the life of the loan. Franklin could experience an increased rate of delinquencies if such loans adjust upward. At December 31, 2009, one- to four-family ARMs totaled $115.65 million, of which $8.40 million, or 7.26%, were delinquent 30 days or more, an increase of $3.15 million, or 60.00%, from 2008.
When making a one- to four-family residential mortgage loan, Franklin evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Franklin generally originates one- to four-family residential ARMs for its portfolio in amounts of 85% or less of the appraised value of the underlying real estate. When the loan amount exceeds 80% of the appraised value, Franklin requires private mortgage insurance on a portion of the loan. Franklin does not originate loans that exceed 100% of the appraised value, or loans where the required monthly payment is less than the interest due.
Residential Mortgage Lending Operations. At the beginning of 2009, Franklin changed its residential mortgage lending operation, launching a program that focuses on originating loans for sale with servicing released. Previously, Franklin’s residential mortgage lending program emphasized the origination of fixed-rate loans for sale in the secondary market, with servicing retained by Franklin, and the origination of adjustable-rate loans to be held in the portfolio. The new program is built around a larger loan origination staff which is compensated primarily through commissions on loans closed. As a result of this new program, outstanding loan balances and interest earned on loans declined during 2009, but origination fees and profit on the sale of loans increased. Loan disbursements of $210.70 million during 2009 were more than offset by loan sales of $173.33 million and loan repayments and maturities of $64.56 million. The $154.26 million increase in loan disbursements and $162.40 million increase in loan sales during 2009 over 2008 reflects the increase in the loan origination staff and lower interest rates which caused many borrowers to refinance their existing loans.
Multi-Family Residential and Nonresidential Real Estate Lending. As of December 31, 2009, approximately $62.25 million, or 25.04%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of loans secured by multi-family residential and nonresidential properties. Franklin’s multi-family residential and nonresidential real estate loans include permanent and construction loans secured by liens on apartments, condominiums, office buildings, churches, warehouses and other commercial properties. Property securing a multi-family residential or nonresidential real estate loan is appraised at the time of the loan by a fee appraiser designated by Franklin (or the lead lender in the case of a loan participation).
Most of Franklin’s multi-family residential and nonresidential real estate loans reprice in five years or less. Loan fees on such loans have generally been 1/2% to 1% of the original loan amount (plus expenses). At December 31, 2009, the majority of Franklin’s multi-family residential and nonresidential real estate loans were secured by properties located in, or within 100 miles of, Hamilton County, Ohio.

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
Multi-family residential and nonresidential real estate loans and participations typically involve large loan balances to single borrowers or groups of borrowers. Of such loans and participations at December 31, 2009, Franklin had 13 with a principal balance of more than $1.0 million and 24 others with principal balances in excess of $500,000. At December 31, 2009, Franklin had 25 borrowers, or groups of borrowers, with loans in excess of $1.0 million, for a total of $40.02 million. The largest amount outstanding to any borrower or group of borrowers was approximately $2.80 million.
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
Federal regulations limit the amount of nonresidential mortgage loans which Franklin may make to 400% of total capital, unless otherwise permitted by the FDIC. At December 31, 2009, Franklin’s nonresidential mortgage loan portfolio was $45.78 million, or 189.89% of its total capital.
Consumer and Other Lending. Franklin originates consumer loans for personal, family or household purposes, automobiles, boats, recreational vehicles and education. Consumer loans are either unsecured or secured by the item being purchased with loan proceeds, such as a car or boat. Franklin also offers variable rate secured commercial and home equity line of credit loans. All home equity lines of credit are secured by mortgages on real estate and most commercial lines are secured by mortgages on real estate. If the home equity line of credit, together with other loans secured by the underlying real estate, would exceed 80% of the appraised value, Franklin requires private mortgage insurance. At December 31, 2009, Franklin had $51.58 million in committed lines of credit, with total outstanding balances of $32.72 million. Of these, $3.50 million were commercial lines of credit and $29.22 million were home equity lines of credit. Consumer and commercial loans generally involve a higher level of risk, carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At December 31, 2009, $40.86 million, or 16.44%, of Franklin’s total loan and mortgage-backed securities portfolio consisted of consumer and other loans.
Mortgage-Backed Securities and CMOs. Franklin purchases mortgage-backed securities insured or guaranteed by government agencies when conditions favor such a portfolio investment. At December 31, 2009, mortgage-backed securities totaled approximately $6.49 million, or 2.61%, of total loans and mortgage-backed securities, of which $3.99 million were designated as being held to maturity. In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), mortgage-backed securities designated as being held to maturity are carried on Franklin’s balance sheet at cost. The market value of the $3.99 million in mortgage-backed securities designated as being held to maturity as of December 31, 2009, was $4.15 million. The remaining $2.50 million in mortgage-backed securities held at December 31, 2009, were designated as available for sale. In accordance with US GAAP, the mortgage-backed securities available for sale are carried on Franklin’s balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes.

All of the mortgage-backed securities held by Franklin are Freddie Mac, Fannie Mae and Ginnie Mae participation certificates. These mortgage-backed pass-through securities generally give Franklin an interest in, and a portion of the cash flows from, an identified pool of mortgages. These securities are each guaranteed by the applicable entity as to principal and interest.
Franklin also has $234,000 in collateralized mortgage obligations (“CMOs”), which are secured by one- to four-family mortgage loans. Although they can be useful for hedging and investment, CMOs may have a higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market. The OTS has deemed certain CMOs and other mortgage derivative products to be “high-risk,” but Franklin has no CMOs in the “high-risk” category. Franklin’s CMOs are designated as available for sale and, in accordance with US GAAP, are carried on its balance sheet at market value, with unrealized gains or losses carried as an adjustment to stockholders’ equity, net of applicable taxes. At December 31, 2009, the market value of Franklin’s CMOs was $239,000.
Mortgage-backed securities generally yield less than loans directly originated by Franklin. However, these securities present less credit risk, because they are guaranteed as to principal repayment by the issuing corporation or agency. Although CMOs and mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on sale and possible difficulty of finding a buyer limit the usefulness of these investments for liquidity purposes. Further, in a period of declining interest rates, Franklin is subject to prepayment risk on its mortgage-backed securities. Franklin attempts to mitigate this prepayment risk by only purchasing mortgage-backed securities at or near par.
At December 31, 2009, $4.92 million, or 73.15%, of Franklin’s CMOs and mortgage-backed securities had fixed rates. Because they do not adjust relative to current interest rates, retention of these fixed-rate mortgage-backed securities could adversely impact Franklin’s earnings, particularly in a rising interest rate environment. Conversely, fixed-rate mortgage backed securities can positively impact Franklin’s earnings in a falling interest rate environment, unless the underlying mortgages are prepaid.
At December 31, 2009, $1.80 million, or 26.85%, of Franklin’s mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, adjustable-rate securities have lower interest rate risk. If interest rates rise generally, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying loans. However, Franklin is still subject to interest rate risk if interest rates rise faster than the interest rate adjustments occur on the underlying loans, or if rates increase higher than the applicable annual and lifetime caps on the underlying loans. For additional information, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk” in the Annual Report.
The following table sets forth certain information regarding Franklin’s mortgage-backed securities and CMOs at the dates indicated:

	At December 31, 2009				At December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value	cost	gains	losses	fair value
	(In thousands)
Mortgage-backed securities held to maturity:
Freddie Mac participation certificates	$141	$14	$—	$155	$152	$8	$—	$160
Fannie Mae participation certificates	3,773	144	—	3,917	4,815	110	—	4,925
Ginnie Mae participation certificates	75	8	—	83	91	5	—	96

	$3,989	166	—	4,155	$5,058	123	—	5,181

Mortgage-backed securities available for sale:
Freddie Mac participation certificates	$956	$53	$—	$1,009	$1,068	$19	$1	$1,086
Fannie Mae participation certificates	338	4	—	342	367	1	8	360
Ginnie Mae participation certificates	1,203	16	—	1,219	1,491	—	22	1,469
CMOs	234	5	—	239	328	—	7	321

	$2,731	$78	$—	$2,809	$3,254	$20	$38	$3,236

The combined amortized cost of mortgage-backed securities and CMOs designated as held to maturity or available for sale at December 31, 2009 and 2008, by contractual terms to maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without penalty. Also, the timing of cash flows will be affected if Franklin sells securities designated as available for sale under certain economic conditions.

	Amortized cost at December 31,
	2009	2008
	(In thousands)

Due within one year	$—	$—
Due after one through three years	—	—
Due after three years through five years	—	—
Due after five years through ten years	55	61
Due after ten years through twenty years	4,859	5,978
Due after twenty years	1,806	2,273

	$6,720	$8,312

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
Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as “substandard,” “doubtful” and “loss” assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for losses on assets classified “substandard” and “doubtful.” For the portion of assets classified as “loss”, an institution is required to either establish a specific loss allowance of 100% or charge off the full amount. Franklin generally establishes a specific allowance for loss assets. In addition, the OTS may require the establishment of a general allowance for loan losses based on the overall quality of an institution’s asset portfolio. At December 31, 2009, $13.88 million of Franklin’s loans and other assets were classified as substandard and $2.35 million were classified as loss. No loans or assets were classified as doubtful. Assets which do not currently warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated “special mention.” Franklin designates as special mention loans where the borrower has filed bankruptcy, loans that are delinquent less than 90 days on which Franklin purchases hazard insurance because the borrower has allowed the insurance to lapse, loans with two or more delinquent real estate tax payments and loans past their maturity date, regardless of delinquency status. At December 31, 2009, management had designated $5.70 million in loans and assets as “special mention.”
The table below sets forth information concerning delinquent loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, not the actual payment amounts which are overdue.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
30-59 days	$2,646	$1,149	$2,627	$2,194	$576
60-89 days	864	1,865	915	509	298
90 days and over	9,094	6,470	7,208	4,218	4,232

Total	$12,604	$9,484	$10,750	$6,921	$5,106

The following table sets forth the amounts of Franklin’s non-performing assets, which include non-accruing loans, accruing loans which are delinquent 90 days or more and repossessed assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or legal action to foreclose has commenced. Loans, other than one- to four-family residential mortgage loans, are placed on non-accrual status when uncollected interest becomes greater than 90 days past due. Consumer loans more than 90 days delinquent are either charged off or a specific allowance is established unless payments are currently being received and it appears likely that the debt will be collected. Repossessed assets are assets acquired in settlement of loans. The loan amounts reported do not reflect any specific valuation allowances which have been established.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$6,005	$5,096	$3,279	$771	$870
Nonresidential real estate	1,728	—	—	1,105	1,592
Consumer and other	1,495	1,034	1,295	1,992	1,105

Total	$9,228	$6,130	$4,574	$3,868	$3,567

Total as a percentage of total assets	3.06%	1.92%	1.43%	1.17%	1.20%

Accruing loans delinquent more than 90 days:
Residential real estate	$16	$339	$521	$211	$395
Nonresidential real estate	—	—	122	—	244
Consumer and other	—	—	154	3	159

Total	$16	$339	$797	$214	$798

Total as a percentage of total assets	0.01%	0.11%	0.25%	0.06%	0.27%

Repossessed assets:
Residential real estate	$2,772	$1,849	$1,067	$428	$—
Nonresidential real estate	45	—	—	—	—

Total	$2,817	$1,849	$1,067	$428	$—

Total as a percentage of total assets	0.93%	0.58%	0.34%	0.13%	—

Total non-performing assets	$12,061	$8,318	$6,438	$4,510	$4,365

Total non-performing assets as a percentage of total assets	4.00%	2.61%	2.02%	1.36%	1.47%

Other loans of concern:
Residential real estate	$2,353	$1,170	$276	$1,685	$584
Nonresidential real estate	3,518	1,733	1,525	713	733
Consumer and other	842	105	233	55	104

Total	$6,713	$3,008	$2,034	$2,453	$1,421

Total as a percentage of total assets	2.22%	0.94%	0.64%	0.74%	0.48%

Unallocated allowance for loan losses	$2,560	$1,433	$714	$731	$830

Total allowance for loan losses and repossessed assets	$4,940	$3,667	$1,219	$1,632	$1,277

For the year ended December 31, 2009, $394,000 in gross interest income would have been recorded had non-accruing loans been current in accordance with their original terms. The amount which was included in interest income on such loans was $231,000 for the year ended December 31, 2009.
As of December 31, 2009, except for other loans of concern discussed herein, there were no loans which are not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
As of December 31, 2009, there were no concentrations of loans of any type which exceeded 10% of Franklin’s total loans that are not included as a loan category in the table above.

Franklin’s non-accruing loans at December 31, 2009, consisted of 42 one- to four-family residential loans with an aggregate book value of $6.01 million, five multi-family and commercial real estate loans with an aggregate book value of $1.73 million, three commercial lines of credit with an aggregate book value of $631,000, eight home equity lines of credit with an aggregate book value of $756,000 and eight other consumer loans with an aggregate book value of $108,000. Ten of the one-to four- family residential loans, with an aggregate book value of $767,000, were non-owner occupied. At December 31, 2009, accruing loans delinquent more than 90 days consisted of one loan with an aggregate book value of $16,000. Other loans of concern at December 31, 2009, included 21 loans with an aggregate book value of $1.9 million secured by one- to four-family residential real estate, two loans with an aggregate book value of $454,000 secured by multi-family residential real estate, four commercial real estate loans with an aggregate book value of $3.5 million, one home equity line of credit with a book value of $149,000 and seven consumer loans with an aggregate book value of $694,000. Loans of concern are loans which are not non-accruing or delinquent, but which have possible credit problems that cause management to doubt borrower’s ability to repay the loan.
Under US GAAP, a loan is considered impaired, based on current information and events, if it is probable that Franklin will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral. At December 31, 2009 and 2008, the recorded investment in loans for which impairment had been recognized was approximately $8.00 million and $5.47 million, respectively, with related reserves of $1.97 million and $1.67 million, respectively. All of Franklin’s impaired loans are included in the table of non-performing assets above.
Management’s policy is to establish allowances for loan losses and to value real estate at the lower of cost or fair value less costs of sale when it determines losses are likely to be incurred on the underlying properties. In establishing loan losses or reevaluating real estate values, Franklin considers a number of factors, including trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in its primary lending area, past loss experience, possible losses arising from specific problem assets and changes in Franklin’s loan portfolio. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 2009, Franklin had $4.91 million of allowances for loan losses, $2.35 million of which had been allocated to specific loans or properties. For additional information, see Note 3 of the Notes to Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Asset Quality/Credit Risk, and — Results of Operations” in the Annual Report.

The following table sets forth an analysis of Franklin’s allowance for loan losses:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$3,667	$1,219	$1,632	$1,277	$1,430

Charge-offs:
One- to four-family	703	395	267	—	35
Multi-family	561	134	—	—	—
Nonresidential real estate	100	98	359	—	—
Consumer and other	278	—	183	140	553

Total charge-offs	1,642	627	809	140	588

Recoveries:
One- to four-family	6	1	1	1	—
Multi-family	5	—	—	—	—
Nonresidential real estate	38	—	—	5	8
Consumer and other	9	—	70	37	156

Total recoveries	58	1	71	43	164

Net charge-offs	1,584	626	738	97	424
Additions charged to operations	2,832	3,074	325	452	271

Balance at end of period	$4,915	$3,667	$1,219	$1,632	$1,277

Ratio of net charge-offs during the period to average loans outstanding during the period	0.62%	0.23%	0.27%	0.04%	0.19%

Ratio of net charge-offs during the period to average non-performing assets	15.66%	8.55%	13.65%	2.19%	11.26%

The distribution of Franklin’s allowance for loan losses and repossessed assets at the dates indicated is summarized as follows:

	At December 31,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
		category		category		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Loans:
One- to four-family	$653	58.52%	$905	64.27%	$—	67.29%	$60	67.48%	$69	64.36%
Multi-family	285	6.63	431	6.39	—	6.43	—	5.69	65	6.73
Nonresidential	367	18.41	8	16.40	—	14.05	292	14.69	—	16.22
Consumer and other	1,050	16.44	890	12.94	387	12.23	529	12.14	313	12.69
Unallocated	2,560	—	1,433	—	714	—	731	—	830	—

Total loans (1)	4,915	100.00%	3,667	100.00%	1,101	100.00%	1,612	100.00%	1,277	100.00%

Repossessed assets:
One- to four-family	—		—		34		20		—
Multi-family	—		—		45		—		—
Nonresidential	—		—		40		—		—
Unallocated	25		—		—		—		—

Total repossessed assets	25		—		119		20		—

Total allowances	$4,940		$3,667		$1,220		$1,632		$1,277

(1)	All allowances for loan losses are for specific loans, except for the unallocated category.

Investment Activities
Franklin invests primarily in United States Treasury and agency securities, bank certificates of deposit, obligations issued by states or municipalities and Federal Home Loan Bank (“FHLB”) overnight funds. Franklin’s securities investments reflect management’s primary investment objective of maintaining a liquidity level that (i) assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments, and (ii) reduces Franklin’s vulnerability to changes in interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Interest Rate Risk, and — Liquidity Risk” in the Annual Report.
The OTS also requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and specifies factors that must be considered when evaluating whether the reporting of an institution’s investments is consistent with its intent and ability to hold such investments. Franklin believes that it currently invests in, holds and reports its securities in a manner consistent with OTS requirements.
The following table presents the amortized cost and market value of Franklin’s investment securities, which consisted solely of securities designated as available for sale, at the dates indicated:

	December 31,
	2009		2008		2007
	Amortized	Market	Amortized	Market	Amortized	Market
	cost	value	cost	value	cost	value
	(In thousands)
U.S. Government and agency obligations	$18,720	$18,463	$13,216	$13,263	$16,241	$16,255
Obligations of states and municipalities	1,465	1,486	140	145	770	775

Total	$20,185	$19,949	$13,356	$13,408	$17,011	$17,030

The composition and maturities of Franklin’s investment securities portfolio are set forth below:

	At December 31, 2009
	Less than	1 to 5	5 to 10	Over	Total investment
	1 year	years	years	10 years	securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Market
	cost	cost	cost	cost	cost	value
	(Dollars in thousands)
U.S. Government and agency obligations	$—	$1,996	$5,500	$11,224	$18,720	$18,463

Obligations of states and municipalities	—	100	—	1,365	1,465	1,486

Total investment securities	$—	$2,096	$5,500	$12,589	$20,185	$19,949

Weighted average yield(1)	—%	2.12%	2.33%	4.46%	3.75%

(1)	Yields reflected have not been computed on a tax equivalent basis.
Sources of Funds
General. Deposit accounts are, and have traditionally been, Franklin’s principal source of funds for use in lending, investment and for other general business purposes. In addition to deposits, Franklin derives funds from loan repayments, borrowings and cash flows generated from operations, which includes interest credited to deposit accounts and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general market interest rates and the number of loans Franklin originates that are eligible for sale. For additional information, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity Risk” in the Annual Report.

Deposits. Franklin attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. Franklin offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts.
The principal types of savings accounts held by Franklin at December 31, 2009, and the applicable rates are summarized below:

	Average rate	Minimum deposit	Amount	Percentage
			(In thousands)
Transaction accounts:

Savings accounts	0.44%	$100	$37,256	47.38%
Checking accounts	0.14	100	25,879	32.91
Super NOW	0.10	2,500	644	0.82
Money market	0.78	2,500	14,849	18.89

Total transaction accounts			$78,628	100.00%

Certificates of deposit:

7-31 day	0.93%	$500	$203	0.12%
91 day	0.82	500	693	0.42
Six months	1.16	500	10,627	6.43
One year	2.18	500	29,543	17.86
18 months	3.29	500	15,350	9.28
Two years	3.13	500	16,298	9.85
Three years	3.34	500	6,952	4.20
39 months	4.82	500	8,151	4.93
Five years	4.40	500	77,510	46.87
Other (1)	3.52	500	55	0.04

Total certificates			$165,382	100.00%

(1)	Maturities vary.
Most accounts earn interest from the date of deposit to the date of withdrawal. Accounts may require a minimum balance which, if not maintained, may subject the depositor to fees. Franklin offers a “simply free” checking account that does not earn interest and does not require a minimum balance. Interest is compounded daily on all accounts, except certificates of deposit, which are compounded utilizing a 360 day factor applied over 365 days. At December 31, 2009, interest rates paid on transaction accounts (savings accounts, checking accounts, Super NOW accounts and money market accounts) varied depending on the balance in the account and ranged from 0.10% to 0.78%
Early withdrawals from certificates of deposit are subject to a penalty of three month’s simple interest when the original term is from 90 days to one year, six month’s simple interest when the original term is one year to three years, and one year’s simple interest when the original term is more than three years.

The following table sets forth information relating to Franklin’s deposit account flows during the periods shown and totals at the end of the periods shown:

	Year ended December 31,
	2009	2008	2007
	(In thousands)

Opening balance	$223,108	$226,521	$231,179
Deposits	424,655	388,741	368,752
Withdrawals	410,286	399,182	381,236
Interest credited	6,533	7,028	7,826

Ending balance	$244,010	$223,108	$226,521

The following table sets forth, as of December 31, 2009, the amounts of certificates of deposit maturing during the years indicated:

	Amounts maturing in the year
	ending December 31,
				2013 and
	2010	2011	2012	thereafter
	(In thousands)

2.00% and less	$23,325	$6,742	$1,219	$255
2.01% – 3.00%	15,106	2,984	1,213	8,707
3.01% – 4.00%	14,639	2,454	1,236	10,020
4.01% – 5.00%	26,724	13,079	3,705	7,714
5.01% – 6.00%	11,227	13,149	1,530	267
6.01% – 7.00%	—	75	—	—
7.01% – 8.00%	12	—	—	—

Total	$91,033	$38,483	$8,903	$26,963

The following table sets forth Franklin’s deposit flows by type of account, including interest credited, during the periods indicated:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Change in deposit balances:
Savings accounts	$8,967	$(727)	$(151)
Checking accounts	4,393	(752)	330
Money market accounts	7,131	(990)	(1,581)
Certificates:
7-31 day	(39)	1	(36)
91 day	664	(24)	(36)
6 months	(2,169)	3,283	5,159
One year	(812)	(15,824)	6,490
18 months	937	10,562	(2,556)
Two years	3,660	5,634	(4,838)
Three years	(1,726)	453	797
Thirty-nine months	(3,371)	(1,933)	(6,771)
Five years	3,267	(3,097)	(1,436)
Other	—	1	(29)

Total increase (decrease)	$20,902	$(3,413)	$(4,658)

The following table indicates the amount of Franklin’s certificates of deposit by time remaining until maturity as of December 31, 2009:

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$30,002	$16,094	$17,141	$45,989	$109,226
Certificates of deposit of $100,000 or more	12,855	8,467	6,474	28,360	56,156

Total certificates of deposit	$42,857	$24,561	$23,615	$74,349	$165,382

Franklin’s ability to attract and maintain deposits, and the cost and term of repricing of its funds, have been, and will continue to be, significantly affected by overall market conditions. Management believes that the variety of deposit accounts offered by Franklin has allowed it to be competitive in obtaining funds, to respond with flexibility (by paying market, or near market, interest rates) and to reduce, although not eliminate, the flow of funds into alternative investment vehicles such as government and corporate securities and mutual funds.
Borrowings. FHLBs provide credit to their members through advances. Franklin is a member of the FHLB of Cincinnati and must maintain an investment in its capital stock. Franklin had an investment in FHLB of Cincinnati stock of $4.99 million at December 31, 2009.
Franklin is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own range of maturities and interest rates, which may be fixed or variable. The FHLB of Cincinnati may prescribe acceptable uses for these advances and repayment provisions. Franklin’s total FHLB advances outstanding at December 31, 2009, were $32.42 million. Franklin and the Company had no borrowings other than FHLB advances outstanding at December 31, 2009.
The following table shows Franklin’s FHLB advances outstanding as of December 31, 2009, by interest rate and maturity date:

	Average
Maturing during	interest rate	Outstanding balance
		(In thousands)
2010	6.25%	$6,120
2011	5.00	12,177
2012	2.94	1,442
2013	3.13	1,669
2014-2018	3.83	11,010
Thereafter	—	—

Total	4.63%	$32,419

The following table sets forth the maximum amount of short-term FHLB advances (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Maximum amount of borrowings outstanding	$36,057	$36,058	$19,582
Total average amount of borrowings outstanding	17,114	26,530	11,780
Weighted average interest cost of borrowings outstanding	4.63%	4.51%	5.06%

Subsidiary Activities of Franklin
Franklin has one wholly-owned subsidiary, Madison Service Corporation (“Madison”). Madison was formed in 1972 to allow Franklin to diversify into certain types of business that, by regulation, savings and loans were unable to enter at the time. Madison’s assets consist solely of cash and interest-earning deposits and its only source of income is the interest earned on its deposits. As of December 31, 2009, Franklin’s investment in Madison was $110,000, which was within applicable regulatory limits.
Subsidiary Activities of the Company
In 1989, the Company acquired an interest in DirectTeller Systems, Inc., (“Direct Teller”) an Ohio corporation which is engaged in the development, marketing and sale of computer software designed to enable customers of financial institutions to obtain account information directly from the institution’s computer via a touch tone telephone and/or facsimile machine. The Company has a 51% interest in DirectTeller, and its investment in DirectTeller at December 31, 2009, was $50,000.
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
Competitors in attracting deposits including commercial banks, other savings institutions, money market and mutual funds, credit unions and other investment vehicles. Franklin’s ability to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Franklin competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, ATM access, internet banking, convenient branch locations and a voice response telephone system.
Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors. Many of Franklin’s competitors may be larger and more able to offer lower interest rates on loans or higher rates on deposits, or may have more branches or ATMs, which could negatively affect Franklin.
Employees
At December 31, 2009, Franklin had 73 full-time and 25 part-time employees.
Available Information
The Company’s Internet Web site address is www.firstfranklin.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through this Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on or connected to the Company’s Web site is not incorporated into this Annual Report on Form 10-K.
Upon the written request of a stockholder, the Company will provide without charge a copy of this Annual Report on Form 10-K, including the financial statements included herein. Written requests should be delivered to First Franklin Corporation, Attention: Secretary, 4750 Ashwood Drive, Cincinnati, Ohio 45241.
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
Office of Thrift Supervision. The OTS regulates and supervises all federally chartered and all other FDIC insured savings associations. The OTS issues regulations governing the operation of, and regularly examines, such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. In certain circumstances, the OTS may appoint a conservator or receiver for a savings association.
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
OTS Regulatory Capital Requirements. Franklin is required by OTS regulations to meet certain minimum capital requirements, including tangible capital of 1.5% of adjusted total assets, core capital (which for Franklin is equity capital under generally accepted accounting principles plus the unrealized loss on available-for-sale securities) of 4.0% of adjusted total assets and risk-based capital (which for Franklin consists of core capital plus general valuation reserves of $2.56 million) of 8.0% of risk-weighted assets.
The following table sets forth the amount and percentage level of Franklin’s regulatory capital at December 31, 2009, and the amount by which it exceeds the minimum capital requirements. Core capital is reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	At December 31, 2009
	Amount	Percent
	(In thousands)

Tangible capital	$21,548	7.15%
Requirement	4,520	1.50

Excess	$17,028	5.65%

Core capital	$21,548	7.15%
Requirement	12,050	4.00

Excess	$9,498	3.15%

Total capital	$24,107	11.27%
Risk-based requirement	17,107	8.00

Excess	$7,000	3.27%

Qualified Thrift Lender Test. Savings associations must meet one of two tests to be a qualified thrift lender (“QTL”). Under the first test, at least 65% of an institution’s “portfolio assets” (total assets less goodwill and other intangibles, property used to conduct business and liquid assets) must consist of qualified thrift investments on a monthly average basis in nine out of every 12 months. Generally, qualified thrift investments are assets related to domestic residential real estate and manufactured housing, although they also include credit card, consumer, student and small business loans and stock issued by any FHLB, Freddie Mac or Fannie Mae. The second test permits a savings association to qualify as a QTL by meeting the definition of “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Code”), which requires that at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2009, Franklin qualified as a QTL.
Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal stockholders and their related interests must conform to Franklin’s Lending Limit, and in the aggregate may not exceed Franklin’s Lending Limit Capital. Such loans must also be approved by the board without the participation of any “interested” director and the terms of such loans must satisfy certain requirements. Loans to executive officers are subject to additional restrictions. Franklin complied with such restrictions at December 31, 2009.
All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve Board’s Regulation W which (i) limit the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of the institution’s capital stock and surplus, (ii) limit the aggregate of all affiliate transactions to 20% of capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as transactions with a non-affiliate. An “affiliate” of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company and Franklin are affiliates. The term “covered transaction” includes the making of loans, purchase of assets, acceptance of a security issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. Franklin complied with these requirements and restrictions at December 31, 2009.
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
An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS. Franklin is currently a party to an agreement with the OTS in which it agreed it would not pay dividends. Thus, during 2009, Franklin did not pay dividends to the Company.
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

Acquisitions of Control. Acquisitions of control of both Franklin and the Company are subject to federal and state law limitations. Under federal law, no person, directly or indirectly, or acting in concert with others, may acquire control of Franklin or the Company without 60 days prior notice to the OTS. If the acquisition of control is by a company, the acquirer would be a savings and loan holding company and must obtain approval, rather than give notice, of the acquisition. “Control” is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed “control” if certain factors are present.
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
Presently, the FDIC insures accounts generally up to $250,000 per account, but on January 1, 2014, the standard insurance amount is scheduled to revert back to $100,000 per account, except for certain retirement accounts (such as IRAs) which will permanently remain insured up to $250,000. Under the FDIC’s Transaction Account Guarantee Program, through June 30, 2010, all non-interest bearing transaction accounts (such as demand deposit accounts and business checking accounts) will have unlimited insurance coverage at participating institutions, including Franklin. On June 30, 2010, this additional coverage expires and insurance will go back to $250,000 per account. Institutions were permitted to opt-out of this additional coverage, although Franklin did not. While this program is in place, Franklin pays an additional assessment on the balance of non-interest bearing accounts over $250,000 of ten basis points (on an annualized basis).
The FDIC is required to maintain designated levels of reserves. The FDIC may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease rates if the target level has been met. Assessments vary based on the risk the institution poses to the deposit insurance fund and the FDIC may alter its method of determining risk at any time. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution. The FDIC may, in its discretion, impose special assessments on insured institutions at any time. In May 2009, the FDIC imposed a special assessment on all insured depository institutions of five basis points on the amount of the institution’s assets. In November 2009, the FDIC approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012 on December 30, 2009. Although Franklin prepaid the amounts required, the FDIC may impose additional special assessments or increase premiums in the future.
FRB Reserve Requirements. FRB regulations currently require that Franklin maintain reserves of 3.0% of net transaction accounts (primarily NOW accounts) up to $44.4 million (subject to an exemption of up to $10.3 million), and of 10.0% of net transaction accounts in excess of $44.4 million. At December 31, 2009, Franklin complied with these reserve requirements.
Future Regulatory Uncertainty. Federal regulation of financial institutions and their holding companies changes regularly and has been a topic of frequent legislative debate. As a result, the Company cannot predict how such federal regulation may change in the future, or the impact such changes may have on the Company or Franklin.
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
The balance of the pre-1988 reserves is subject to the provisions of Code Section 593(e), as modified by the Small Business Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). To the extent a distribution by Franklin to the Company is deemed paid out of its pre-1988 reserves, the pre-1988 reserves, would be reduced and Franklin’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2009, Franklin’s pre-1988 reserves for tax purposes totaled approximately $2.46 million. Franklin believes it had approximately $11.68 million of accumulated earnings and profits for tax purposes as of December 31, 2009, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Franklin will have current or accumulated earnings and profits in subsequent years.
Franklin’s tax returns have been audited or closed without audit through 2007. Management believes that any examination of open returns would not result in a deficiency which could have a material adverse effect on Franklin’s financial condition.
Ohio Taxation. The Company is subject to an Ohio franchise tax based on the higher of the tax computed on its (i) adjusted net worth or (ii) adjusted federal taxable income. Franklin is subject to an Ohio franchise tax based on its adjusted net worth (including certain reserves). The resulting net taxable value of capital is taxed at a rate of 1.3% for 2009.
In 2005, Ohio implemented a Commercial Activity Tax (“CAT”) which is assessed on gross receipts in excess of $150,000. Although gross receipts of financial institutions and their holding companies are exempt from the CAT, Madison and DirectTeller would be subject to the CAT if their gross receipts exceed $150,000 in any tax year, although they currently do not.
Delaware Taxation. As a Delaware corporation, the Company is subject to an annual franchise tax based on the quantity and par value of its authorized capital stock and its gross assets. As a savings and loan holding company, the Company is exempt from Delaware corporate income tax.
Item 1A. Risk Factors.
Not required.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following table sets forth certain information at December 31, 2009, regarding the properties on which the offices of the Company and Franklin are located:

		Lease	Year	Gross square
Location	Owned or leased	expiration date	facility opened	footage

Corporate Office:

4750 Ashwood Drive	Owned	N/A	1996	19,446
Cincinnati, Ohio 45241

Full Service Branch Offices:

2000 Madison Road	Owned	N/A	1981	2,991
Cincinnati, Ohio 45208

1100 West Kemper Road	Leased	06/2014	1984	4,080
Cincinnati, Ohio 45240

7615 Reading Road	Leased	02/2014	1971	2,400
Cincinnati, Ohio 45237

11186 Reading Road	Owned	N/A	1974	1,800
Cincinnati, Ohio 45241

5015 Delhi Pike	Owned	04/2010	1976	1,675
Cincinnati, Ohio 45238	(Land is leased)

7944 Beechmont Avenue	Leased	07/2010	2001	1,826
Cincinnati, Ohio 45255

5791 Glenway Avenue	Owned	06/2012	2003	2,478
Cincinnati, Ohio 45238	(Land is leased)
There are no mortgages or liens on any of the office locations owned by the Company or Franklin. The Company believes all office locations are adequately covered by insurance and are in good physical condition. At December 31, 2009, the Company’s office premises and equipment had a net book value of $3.45 million. For additional information regarding the Company’s office premises and equipment, see Notes 6 and 15 of Notes to Consolidated Financial Statements in the Annual Report.
Item 3. Legal Proceedings.
Neither the Company nor Franklin is presently involved in any material legal proceedings. From time to time Franklin is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans.
Item 4. (Removed and Reserved).
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The information contained in the Annual Report under the caption “CORPORATE INFORMATION — Market Information; and — Dividends” is incorporated herein by reference. The Company did not repurchase any securities in the fourth quarter of 2009. The Company did not sell any unregistered securities during 2009.

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
Not required.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Clark, Schaefer, Hackett & Co. dated March 31, 2010, contained in the Annual Report are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting dated March 31, 2010, contained in the Annual Report is incorporated herein by reference.
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
Item 9B. Other Information.
On March 30, 2010, Franklin entered into an Employment Agreement Extension with each of Daniel T. Voelpel, Lawrence J. Spitzmueller, Gretchen J. Schmidt and Gregory W. Meyers, extending each of their existing employment agreements (as amended) for an additional one-year period. As a result, the terms of each of their employment agreements will end on March 31, 2013. The remaining provisions of their employment agreements (as amended) are unchanged and remain in full force and effect.
The foregoing description is qualified in its entirety by reference to the Employment Agreement Extensions, each of which is attached as an exhibit hereto.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year (the “Proxy Statement”), under the captions “PROPOSAL ONE — ELECTION OF DIRECTORS — Nominees for Election and Incumbent Directors,” “CORPORATE GOVERNANCE — Meetings of the Board and Committees of the Company — Audit Committee,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE — Stockholder Communications with Directors” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is incorporated herein by reference.
Information concerning the procedures by which stockholders of the Company may recommend nominees to the Board of Directors is incorporated by reference from the text under the caption “CORPORATE GOVERNANCE — Director Nominations Process and Candidate Selection” in the Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 18, 2009.
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
The information contained in the Proxy Statement under the caption “OWNERSHIP OF COMPANY STOCK” is incorporated herein by reference.
The Company maintains the First Franklin Corporation 1997 Stock Option and Incentive Plan and the First Franklin Corporation 2002 Stock Option and Incentive Plan under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. These plans were approved at the 1997 and 2002 Annual Meetings of Stockholders.
At December 31, 2009, all outstanding stock options were vested and exercisable. Effective December 15, 2005, the vesting of all unvested stock options was accelerated to avoid future expenses associated with unvested stock options granted prior to the effective date of US GAAP related to share based payments.

The following table shows, as of December 31, 2009, the number of shares of common stock issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the plans, excluding shares issuable upon exercise of outstanding stock options.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average exercise	equity compensation plans
	issued upon exercise of	price of	(excluding securities
Plan category	outstanding options	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	154,622	$13.37	15,672

Equity compensation plans not approved by security holders	—	—	—

Total	154,622	$13.37	15,672

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained in the Proxy Statement under the captions “RELATED PERSON TRANSACTIONS” and “CORPORATE GOVERNANCE — Director Independence,” is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information contained in the Proxy Statement under the caption “PROPOSAL TWO — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit and Non-Audit Fees” is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules.
(a)	l. Financial Statements
Item 8. “Financial Statements and Supplementary Data,” is set forth in the Annual Report and is incorporated by reference into Part II of this Annual Report on Form 10-K.

Pages in 2009
Annual Report
To Shareholders

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2009 and 2008	27

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	28

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007	29

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	30

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	31

Notes to Consolidated Financial Statements	33
(a)	2. Financial Statement Schedules
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

Date: March 30, 2010
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas H. Siemers Thomas H. Siemers	By:	/s/ Daniel T. Voelpel Daniel T. Voelpel
	President, Chief Executive Officer and Director		Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 30, 2010		Date: March 30, 2010

By:	/s/ Richard H. Finan	By:	/s/ Mary W. Sullivan

	Richard H. Finan		Mary W. Sullivan
	Director		Director

Date: March 30, 2010		Date: March 30, 2010

By:	/s/ Steven R. Sutermeister	By:	/s/ John J. Kuntz

	Steven R. Sutermeister		John J. Kuntz
	Director		Director

Date: March 30, 2010		Date: March 30, 2010

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION	LOCATION

3(a)		Certificate of Incorporation	Incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997 (File No. 000-16362)(the “1996 Form 10-KSB”)

3(b)		Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K for the event on September 24, 2007, filed with the Securities and Exchange Commission on September 26, 2007 (File No. 000-16362)

10(a)	*	First Franklin Corporation 1997 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10(c) to the 1996 Form 10-KSB

10(b)	*	First Franklin Corporation 2002 Stock Option and Incentive Plan	Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 22, 2002 (File No. 000-16362)

10(c)	*	First Amendment to First Franklin Corporation 2002 Stock Option and Incentive Plan (effective as of December 22, 2008)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009 (File No. 000-16362)(the “2009 Form 10-K”)

10(d)	*	Employment Agreement between Franklin Savings and Loan Company and Thomas H. Siemers dated October 23, 2000	Incorporated by reference to Exhibit 10(a) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003 (File No. 000-16362)

10(e)	*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Thomas H. Siemers dated December 30, 2008	Incorporated by reference to Exhibit 10(f) to the 2009 Form 10-K

10(f)	*	Employment Agreement Extension between Franklin Savings and Loan Company and Thomas H. Siemers dated May 13, 2009	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 15, 2009 (File No. 000-16362)(the “2009 Form 10-Q”)

10(g)	*	Employment Agreement between Franklin Savings and Loan Company and Daniel T. Voelpel dated July 1, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 11, 2006 (File No. 000-16362)(the “2006 Form 10-QSB”)

10(h)	*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Daniel T. Voelpel dated December 30, 2008	Incorporated by reference to Exhibit 10(i) to the 2009 Form 10-K

10(i)	*	Employment Agreement Extension between Franklin Savings and Loan Company and Daniel T. Voelpel dated March 30, 2010	Filed herewith

EXHIBIT
NUMBER		DESCRIPTION	LOCATION

10(j)	*	Employment Agreement between Franklin Savings and Loan Company and Gretchen J. Schmidt dated July 1, 2006	Incorporated by reference to Exhibit 10.1 to the 2006 Form 10-QSB

10(k)	*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Gretchen J. Schmidt dated December 30, 2008	Incorporated by reference to Exhibit 10(l) to the 2009 Form 10-K

10(l)	*	Employment Agreement Extension between Franklin Savings and Loan Company and Gretchen J. Schmidt dated March 30, 2010	Filed herewith

10(m)	*	Employment Agreement between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 20, 2004	Incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005 (File No. 000-16362) (the “2004 Form 10-KSB”)

10(n)	*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated December 30, 2008	Incorporated by reference to Exhibit 10(o) to the 2009 Form 10-K

10(o)	*	Employment Agreement Extension between Franklin Savings and Loan Company and Lawrence J. Spitzmueller dated March 30, 2010	Filed herewith

10(p)	*	Employment Agreement between the Franklin Savings and Loan Company and Gregory W. Meyers dated August 15, 2005	Incorporated by reference to Exhibit 10(h) to the 2004 Form 10-KSB

10(q)	*	Amendment to Employment Agreement by and Between Franklin Savings and Loan Company and Gregory W. Meyers dated December 30, 2008	Incorporated by reference to Exhibit 10(u) to the 2009 Form 10-K

10(r)	*	Employment Agreement Amendment between Franklin Savings and Loan Company and Gregory W. Meyers dated May 13, 2009	Incorporated by reference to Exhibit 10.5 to 2009 Form 10-Q

10(s)	*	Employment Agreement Extension between Franklin Savings and Loan Company and Gregory W. Meyers dated March 30, 2010	Filed herewith

13		Portions of the 2009 Annual Report to Stockholders	Filed herewith

20		Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders	Incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed by the Registrant no later than 120 days after the end of the fiscal year (File No. 000-16362)

21		Subsidiaries of First Franklin Corporation	Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001 (File No. 000-16362)

23		Consent of Independent Registered Public Accounting Firm	Filed herewith

31(a)		Section 302 Certification of Chief Executive Officer	Filed herewith

EXHIBIT
NUMBER	DESCRIPTION	LOCATION

31(b)	Section 302 Certification of Chief Financial Officer	Filed herewith

32(a)	Section 906 Certification of Chief Executive Officer	Filed herewith

32(b)	Section 906 Certification of Chief Financial Officer	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.