Form 10-Q
period 2010-03-31
FIRST FRANKLIN CORP
filed 2010-05-14
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

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
As of May 13, 2010, there were issued and outstanding 1,685,684 shares of the Registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March. 31, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $100 at 03/31/10 and $100 at 12/31/09	$3,364	$6,875
Investment securities:
Securities available-for-sale, at market value (amortized cost of $17,082 at 03/31/10 and $20,185 at 12/31/09)	17,070	19,949
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,347 at 03/31/10 and $2,731 at 12/31/09)	2,418	2,809
Securities held-to-maturity, at amortized cost (market value of $3,894 at 03/31/10 and $4,155 at 12/31/09)	3,709	3,989
Loans held for sale	7,369	7,552
Loans receivable, net	228,661	236,085
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,991
Real estate owned, net	3,045	2,792
Accrued interest receivable	1,183	1,135
Property and equipment, net	3,398	3,448
Bank owned life insurance	6,037	5,983
Other assets	6,748	6,112

Total assets	$287,993	$301,720

LIABILITIES
Deposits	$230,021	$244,010
Borrowings	33,083	32,419
Advances by borrowers for taxes and insurance	1,502	2,160
Other liabilities	971	786

Total liabilities	265,577	279,375

Minority interest in consolidated subsidiary	140	140

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 03/31/10 and 12/31/09	13	13
Additional paid-in capital	6,189	6,189
Treasury stock, at cost — 330,183 shares at 03/31/10 and 12/31/09	(3,270)	(3,270)
Retained earnings, substantially restricted	19,296	19,378
Accumulated other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of taxes of 17 at 03/31/10 and $(48) at 12/31/09	48	(105)

Total stockholders’ equity	22,276	22,205

	$287,993	$301,720

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the three months ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,212	$3,716
Mortgage-backed securities	77	102
Investments	232	234

	3,521	4,052

Interest expense:
Deposits	1,433	1,863
Borrowings	367	613

	1,800	2,476

Net interest income	1,721	1,576
Provision for loan losses	353	176

Net interest income after provision for loan losses	1,368	1,400

Noninterest income:
Gain on loans sold	445	614
Gain on sale of investments	21	1
Service fees on NOW accounts	205	195
Other income	291	193

	962	1,003

Noninterest expense:
Salaries and employee benefits	1,031	943
Occupancy	286	273
Federal deposit insurance premiums	163	10
Advertising	45	22
Service bureau	131	161
Other	828	608

	2,484	2,017

Income (loss) before federal income taxes	(154)	386

Provision (benefit) for federal income taxes	(72)	126

Net income (loss)	$(82)	$260

Retained Earnings-Beginning of period	$19,378	$20,919
Net Income (loss)	(82)	260
Retained Earnings-end of period	$19,296	$21,179

Net income (loss) per common share:
Basic	$(0.05)	$0.15
Diluted	$(0.05)	$0.15
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(82)	$260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	353	176
Gain on sale of investments	(21)	(1)
Gain on sale of loans	(445)	(614)
Loss on sale of real estate owned	26	—
Depreciation	87	87
Amortization	(5)	(12)
Deferred income taxes	(50)	(65)
Deferred loan fees	14	(28)
Proceeds from sale of loans originated for sale	28,071	54,774
Disbursements on loans originated for sale	(27,443)	(55,148)
Net change in operating assets and liabilities:
Bank Owned Life Insurance	(55)	(58)
(Increase) decrease in accrued interest receivable	(48)	137
(Increase) decrease in other assets	(645)	113
Increase (decrease) in other liabilities	186	(396)
Other, net	4	9

Net cash used by operating activities	(53)	(766)

Cash flows from investing activities:
Net change in loans receivable	6,713	4,493
Principal reduction on mortgage-backed securities	663	422
Purchase of available-for-sale investment securities:	(1,625)	(2,000)
Proceeds from maturities/calls of investment securities:
Available-for-sale	4,750	1,500
Net real estate owned activity	61	(87)
Capital expenditures	(37)	(30)

Net cash provided by investing activities	10,525	4,298

Cash flows from financing activities:
Net change in deposits	(13,989)	16,709
Net change in borrowed money	664	(17,326)
Decrease in advances by borrowers for taxes and insurance	(658)	(728)

Net cash used by financing activities	(13,983)	(1,345)

Net increase (decrease) in cash	(3,511)	2,187
Cash at beginning of year	6,875	7,438

Cash at end of year	$3,364	$9,625

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, including interest credited to savings accounts	1,798	1,854
Income taxes	—	75
Supplemental disclosure of noncash activities:
Real estate acquired in settlement of loans	340	793
Change in unrealized gain (loss) on available-for sale securities, net of taxes	153	65
The accompanying notes are an integral part of the consolidated financial statements.

BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and estimated market values of investment securities are as follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,492	26	63	15,455

Obligations of states and Municipalities	1,590	37	12	1,615

	$17,082	63	75	17,070

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$18,720	16	273	18,463

Obligations of states and municipalities	1,465	31	10	1,486

	$20,185	47	283	19,949

The amortized cost and estimated market value of investment securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations at par.

		Estimated
	Amortized	market
	cost	value
Available-for-sale:
Due in one year or less	$—	—
Due after one year through five years	2,097	2,110
Due after five years through ten years	5,500	5,506
Due after ten years	9,485	9,454

	$17,082	17,070

The gross proceeds on sales of investments and mortgage-backed securities were $255,669 for the year ended December 31, 2009. No investments were sold during the three months ended March 31, 2010. Gross realized gains for the year ended December 31, 2009 were $11,035 and $21,086 during the three months ended March 31, 2010. The realized gains during the year ended December 31, 2009 and the three-month period ended March 31, 2010 were the result of investments called prior to maturity. Investment securities with an approximate carrying value of $946,308 at December 31, 2009 and $1,006,524 at March 31, 2010 were pledged to secure an investment in the Senior Housing Crime Prevention Foundation.
The amortized cost and estimated market values of mortgage-backed securities are as follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
FHLMC certificates	$640	42	—	682
FNMA certificates	327	4	—	331
GNMA certificates	1,157	20	—	1,177
Collateralized mortgage obligations	223	5	—	228

	$2,347	71	—	2,418

Held-to-maturity:
FHLMC certificates	$109	12	—	121
FNMA certificates	3,528	165	—	3,693
GNMA certificates	73	8	—	81

	$3,710	185	—	3,895

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
Available-for-sale:
FHLMC certificates	$956	53	—	1,009
FNMA certificates	338	5	—	343
GNMA certificates	1,203	15	—	1,218
Collateralized mortgage obligations	234	5	—	239

	$2,731	78	—	2,809

Held-to-maturity:
FHLMC certificates	$141	14	—	155
FNMA certificates	3,773	144	—	3,917
GNMA certificates	75	8	—	83

	$3,989	166	—	4,155

The tables below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2010.

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury securities and obligations of U.S. Government Agencies	$5,444	54	$991	9	$6,435	63
Obligations of state and municipalities	169	12	—	—	169	12
Mortgage-backed Securities	—	—	—	—	—	—

	$5,613	66	$991	9	$6,604	75

Number of Investments	10		2		12
Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, Management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. We do not intend to sell any of the securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these securities is expected to recover as the securities approach maturity. Accordingly, we have not recognized any OTTI in our consolidated statements of income.
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

	Fair Value Measurements at
	March 31, 2010
	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities and Obligations of U.S. Government Corporations and agencies	$15,455	$15,455
Obligations of states and Municipalities	1,615	1,615
FHLMC certificates	682	682
FNMA certificates	331	331
GNMA certificates	1,177	1,177
Collateralized mortgage obligations	228	228
The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2010 was approximately $8.23 million with total loss recognized of approximately $1.77 million. At March 31, 2010 the carrying value of other real estate owned was $3.0 million.
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
The estimated fair values of the Company’s financial instruments at March 31, 2010 are as follows:

	March 31, 2010
	Carrying	Fair
	amount	value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$3,364	3,364
Investment securities	17,070	17,070
Mortgage-backed securities	6,127	6,312
Loans receivable	236,030	240,950
Investment in FHLB stock	4,991	4,991

Financial liabilities:
Deposits	230,021	235,327
Borrowed money	33,083	34,738

	March 31, 2010
	Contractual	Fair
	amount	value
Unrecognized financial instruments:
Commitments to extend credit	$1,621	1,621
Unfunded construction loans	207	207
Undisbursed lines of credit	19,007	19,007

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s results of operations or financial position.
  In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. Adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s results of operations or financial position.
In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which updated the Codification on accounting for distributions to shareholders that offers them the ability to elect to receive their entire distribution in cash or stock with a potential limitation on the total amount of cash that all shareholders can receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on our consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures About Fair Value Measurements,” which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance is not expected to significantly impact our annual and interim financial statement disclosures and will not have any impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principals (“U.S. GAAP”). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance is not expected to have a material effect on the consolidated financial statements.
In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective on July 1, 2010. Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.
In April 2010, the FASB issued Codification Accounting Standards Update No. 2010-18 (ASU No. 2010-18) Effect of Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force).  The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition.  ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively.  Management is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
First Franklin Corporation (“First Franklin” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of The Franklin Savings and Loan Company’s (Franklin) outstanding common stock.
As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision (“OTS”). The Company’s assets consist of cash, interest-earning deposits, the building in which the Company’s corporate offices are located and investments in Franklin and DirectTeller Systems Inc. (“DirectTeller”). Because the results of operations of DirectTeller were not material to the Company’s operations and financial condition for the periods covered by this report, the following discussion focuses primarily on Franklin Savings.
The Franklin Savings and Loan Company
Franklin is an Ohio chartered stock savings and loan association headquartered in Cincinnati, Ohio. It was originally chartered in 1883 as the Green Street Number 2 Loan and Building Company. Franklin’s business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans and purchase investments.
Franklin operates seven full-service banking offices and two loan origination offices through which it offers a wide range of consumer and business banking services. The banking products it offers include mortgage loans, commercial loans, consumer loans, credit and debit cards, checking accounts, auto loans, and savings accounts. In addition to visiting the company’s offices, customers can access Franklin’s services via automated teller machines, a voice response telephone inquiry system and an internet-based banking system that allows its customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions.
To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
The Company augmented its lending capabilities in February 2009 with the addition to its staff of an experienced team of 21 commission-based mortgage loan originators and began selling fixed-rate mortgage loans with servicing released. The lending effort is focused on increasing the volume of loan originations in communities within a 100 mile radius of First Franklin’s Cincinnati headquarters. During periods when fixed-rate loan origination activity is high, typically periods of low interest rates, the Company expects that interest income will decline as more loans are sold with servicing released, but fee income will increase both as a result of higher volume and the higher premium that is obtained when servicing rights are sold.
Franklin has one wholly owned subsidiary, Madison Service Corporation (“Madison”). At the present time, Madison has no operations, its only assets are cash and interest-earning deposits and its only source of income is the interest earned on its deposits.
Forward-Looking Statements
Statements included in this document which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results. Such statements may be identified by the use of the words “may”, “anticipates”, “expects”, “hopes”, “believes”, “plans”, “intends” and similar expressions. Factors that could cause financial performance to differ materially from that expressed in any forward-looking statement include, but are not limited to, credit risk, interest rate risk, competition, changes in the regulatory environment and changes in general and local business and economic trends.

CRITICAL ACCOUNTING POLICIES
We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As discussed in our 2009 Annual Report on Form 10-K, we consider the accounting methods used for the allowance for loan losses and fair value disclosures to be our most critical accounting policies.
The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical accounting policies for First Franklin Corporation.
Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.
The analysis has two components, specific and general allocations. Specific percentage allocations can be made for losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan. We also analyze our historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.
We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk —free interest rates; general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Assets
Total assets declined 4.6% to $287.99 million at March 31, 2010, from $301.72 million at year-end 2009. The primary reasons for the $13.73 million decrease were:
•	$6.39 million reduction in cash and investments. This decrease reflected $10.67 million of loan and mortgage-backed securities repayments, $27.63 million of loan sales and $664,000 of new borrowings, less $30.95 million in loan disbursements and $13.99 million of deposit outflows.

•	$7.61 million decline in the loans receivable balance, reflecting the company’s strategic decision to sell mortgages originated by the bank and transfer servicing to the purchaser and the demand for fixed-rate loans in the current interest rate environment.
Cash and investments
At March 31, 2010, liquid assets were 7.10% of total assets.
The Company’s investment securities and mortgage-backed securities are classified based on the Company’s current intention to hold to maturity or have available for sale. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of March 31, 2010. No securities are classified as trading. Securities which the Company intends to hold to maturity are carried at cost or amortized cost. Securities which are held as available-for-sale are carried fair value.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)

Available-for-sale
Investment securities	$17,082	$63	$75	$17,070
Mortgage-backed securities	2,347	71	0	2,418
Held-to-maturity
Mortgage-backed securities	3,709	185	0	3,894

	$23,138	$319	$75	$23,382
Management does not intend to sell any of the securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these securities is expected to recover as the securities approach maturity. Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.
Loans receivable
Loans receivable totaled $228.66 million at March 31, 2010, compared to $236.09 million at December 31, 2009. Loan disbursements of $30.95 million during the current quarter were more than offset by loan sales of $27.44 million and loan amortizations and prepayments of $10.00 million. Loan sales consisted primarily of fixed-rate loans which were sold with servicing rights transferred to the purchaser. Management expects that trend to continue in future quarters if the demand for fixed-rate loans remains high, which may cause outstanding loan balances and interest earned on loans to continue to decline, but which may result in continued growth in origination fees and gain on the sale of loans.
Loan disbursements of $30.95 million occurred during the current quarter compared with $69.30 million during the three months ended March 31, 2009. The decrease primarily reflects lower interest rates in the quarter ended March 31, 2009, which caused many borrowers to refinance their existing loans.
At March 31, 2010, the Company had $7.37 million of available-for-sale mortgage loans, carried at the lower of cost or market, which will be sold during the second quarter of 2010, compared to $2.27 million of available-for-sale mortgage loans at March 31, 2009, which were sold in April 2009.
At March 31, 2010, Franklin had $1.62 million of commitments to originate mortgage loans, $20.50 million of mortgage loans in various stages of processing that have not been committed, $207,000 of undisbursed loan funds held on various construction loans, commitments to sell $30.58 million of mortgage loans and $19.01 million of undisbursed consumer and commercial lines of credit. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.

Asset Quality
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including general economic conditions and the regulatory environment. Determination of the allowance is inherently subjective and requires significant estimates that are susceptible to change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
Loan losses are charged off against the allowance when in management’s estimation it is unlikely that the loan will be collected; recoveries of amounts previously charged off are credited to the allowance. The provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors, to maintain the allowance for loan losses at the level deemed adequate by management.
At March 31, 2010, the reserve for loan losses was $4.83 million, representing 2.05% of total loans and 50.95% of nonperforming loans. Non-performing loans (non-accruing loans and accruing loans delinquent 90 days or more) were $9.48 million, or 4.02% of total loans, at March 31, 2010, compared to $9.24 million, or 3.79% of total loans, at December 31, 2009. Non-performing assets (non-performing loans plus repossessed assets) were $12.52 million, or 4.35% of total assets at March 31, 2010, compared to $12.06 million, or 4.00% of total assets, at December 31, 2009. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, total $8.23 million at March 31, 2010, with related reserves of $1.77 million.
In light of continued high unemployment, declining real estate values and sustained economic weakness in the Company’s market area, Franklin management believes that non-performing assets may increase further and feel it is prudent to build loan loss reserves as discussed in Results of Operations. Resolving these problem assets may be a long-term process.
The following table shows the activity that has occurred on loss reserves during the three months ended March 31, 2010.

(Dollars in thousands)
Balance at beginning of period	$4,915
Charge offs	444
Additions charged to operations	353
Recoveries	7

Balance at end of period	$4,831
Net charge-offs for the current period were $437,000, or 0.18% of average loans, primarily due to a $424,000 charge-off for one commercial property, compared with $452,000, or 0.17% of average loans, in the first quarter of 2009. The provision for loan losses was $353,000 in the first quarter of 2010, up from $176,000 in the comparable prior period.
Franklin has instituted a new loan review program that consists of regularly scheduled meetings of a committee, a majority of which is, comprised of members of the Board of Directors that reviews remediation plans internally developed for classified assets. This committee then reports to the Board of Directors regarding actions taken. A third party will also be used on a semiannual basis to review internal loan grading to enhance our efforts for earlier identification of asset quality issues.

Liabilities
Total liabilities declined 4.94% to $265.58 million at March 31, 2010, from $279.38 million at year-end 2009. The primary reasons for the $13.80 million decrease were:
•	$14.00 million decline in deposits. At March 31, 2010, deposits were $230.02 million compared with $244.01 million at December 31, 2009. During the current quarter, core deposits increased $1.28 million, reflecting the company’s marketing efforts, while higher earning certificates decreased $15.27 million. Interest of $1.27 million during the current quarter was credited to accounts. After eliminating the effect of interest credited, deposits decreased $15.26 million from year-end 2009.
•	$664,000 increase in borrowings. At March 31, 2010, Franklin had outstanding FHLB advances of $33.08 million at an average cost of 4.36%. During the next twelve months, required principal reduction on these borrowings will be $10.99 million. Management believes that the Company has sufficient cash flow to meet these commitments and maintain desired liquidity levels
•	Franklin has a program to diversify its deposit base by attracting more locally generated low-cost core (checking, savings and money market ) deposits. During the first quarter of 2010, these more stable and lower cost funds increased as a percent of total deposits, from 32.2% at December 31, 2009 to 34.7%. Further, as Franklin’s funding needs continue to decline because of sales of loans in the secondary market, the Company has been able to begin lowering the interest rates offered for certificates of deposit. As a result, certificates of deposit declined by 9% in the first quarter of 2010, which helped reduce net interest expense.
Capital Position
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At March 31, 2010, net worth was $22.28 million, or 7.73% of assets, up slightly from $22.20 million, or 7.36 percent of assets, at year-end 2009. At March 31, 2010, book value per share was $13.25 compared to $13.21 per share at December 31, 2009.
Franklin has agreed to pursue strategies to increase the Company’s capital ratios relative to the Company’s risk profile. The OTS has not directed the Company to achieve specified capital levels or to raise additional equity capital.
The following table summarizes Franklin’s regulatory capital position in dollars and as a percentage of assets as of March 31, 2010, year-end 2009 and March 31, 2009. The modest improvement in the Company’s capital ratios from the year-ago and year-end levels largely reflected a reduction in assets. At these levels, Franklin is considered “well capitalized” under federal regulatory standards.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
	As of March 31, 2010
Core	$21,513	$11,496	$10,017	7.49%	4.00%	3.49%
Risk-based	24,094	16,510	7,584	11.67%	8.00%	3.67%

	As of December 31, 2009
Core	$21,548	$12,050	$9,498	7.15%	4.00%	3.15%
Risk-based	24,107	17,107	7,000	11.27%	8.00%	3.27%

	As of March 31, 2009
Core	$23,252	$12,666	$10,586	7.34%	4.00%	3.34%
Risk-based	24,748	17,533	7,215	11.29%	8.00%	3.29%

RESULTS OF OPERATIONS
The net loss for the three months ended March 31, 2010, was $82,000, or 5 cents per basic share, compared with net income of $260,000, or 15 cents per basic share, for the quarter ended March 31, 2009. The primary reasons for the change were:
•	$197,000 increase in the provision for loan losses — First Franklin’s loan portfolio continues to be effected by the unprecedented economic downturn of the past two years, which has resulted in declining property values, related borrower defaults and a more stringent regulatory environment. As discussed above, the higher provision for loan losses in the first quarter of 2010 reflected management’s intent to continue building loan loss reserves.
•	$153,000 rise in federal deposit insurance premiums — The higher FDIC premiums reflects a substantial increase in the assessment rate and the expiration of the credits available in the first quarter of 2009.
Net Interest Income
Net interest income, before provisions for loan losses, was $1.72 million for the current quarter up from $1.58 million for the first quarter of 2009. The improvement was primarily the result of:
•	lower average balances of deposits and borrowings as the Company’s funding needs have been reduced as a result of the emphasis on loan sales, and
•	declining interest expense on deposits and borrowings due to lower interest rates, in part due to management’s continued effort to add lower-cost checking deposits.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of March 31, 2010, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.

The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the three month periods ended March 31,
	2010 vs 2009
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$(459)	$(43)	$(502)
Mortgage-backed securities	(21)	(4)	(25)
Investment securities	32	(35)	(3)
FHLB stock	0	0	0
Total interest-earning assets	$(448)	$(82)	$(530)

Interest expense attributable to:
Demand deposits	$10	$3	$13
Savings accounts	34	(49)	(15)
Certificates	(180)	(247)	(427)
FHLB advances and other borrowings	(336)	90	(246)

Total interest-bearing liabilities	$(472)	$(203)	$(675)

Increase (decrease) in net interest income	$24	$121	$145

(1)	Includes non-accruing loans.

As the table below indicates, Franklin’s interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.56% for the three months ended March 31, 2010, compared to 2.02% for the same period in 2009. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.35% for the three months ended March 31, 2009, to 2.70% for the same three-month period in 2010. During the same period, the yield on interest-earning assets decreased from 5.37% to 5.26%. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the cost of savings deposits from 0.77% to 0.43% and certificates from 4.08% to 3.47% and the decrease in the yield on interest-earning assets is the result of a decrease in the yield on loans from 5.48% to 5.42% and investment securities from 4.08% to 3.68%.

	For the three months ended March 31, 2010
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$237,150	5.42%
Mortgage-backed securities	6,364	4.84%
Investment securities	19,003	3.68%
FHLB stock	4,991	4.57%

Total	$267,508	5.26%

Average interest-bearing liabilities
Demand deposits	$41,118	0.43%
Savings accounts	37,573	0.43%
Certificates	155,527	3.47%
FHLB advances	32,696	4.49%

Total	$266,914	2.70%

Net interest-earning assets/interest rate spread	$594	2.56%

	For the three months ended March 31, 2009
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$271,069	5.48%
Mortgage-backed securities	8,065	5.06%
Investment securities	17,458	4.08%
FHLB stock	4,991	4.49%

Total	$301,583	5.37%

Average interest-bearing liabilities
Demand deposits	$31,401	0.39%
Savings accounts	28,758	0.77%
Certificates	174,355	4.08%
FHLB advances	61,429	3.99%

Total	$295,943	3.35%

Net interest-earning assets/interest rate spread	$5,640	2.02%
Noninterest Income and Expense
Noninterest income for the quarter ended March 31, 2010, was $962,000 compared to $1.00 million for the same quarter in 2009. The majority of the decrease in noninterest income reflected a $169,000 decline in the gains on the sale of loans, largely due to a reduction in the amount of loans sold during the quarter.
Other fee income served to partially offset the lower loan sales, including a $20,000 increase in gain on sale of investments, $10,000 higher service fees on NOW accounts and an increase loan processing fees.

Noninterest expenses were $2.46 million for the current quarter compared to $2.02 million for the quarter ended March 31, 2009, primarily due to higher FDIC insurance premiums, a $88,000 increase in compensation and employee benefit costs, primarily commissions for the loan origination staff added in early 2009, and increases of $48,000 in real estate owned expenses, $23,000 in advertising and $37,000 in checking account expenses.
COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2010 and 2009 was $71,000 and $325,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
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
As previously discussed in the 2009 Annual Report, in the first quarter of 2010, the Company took the following remedial actions to correct the deficiency in internal control that was considered to be a material weakness at December 31, 2009:
•	As a result of personnel issues, during the fourth quarter of 2009, we did not perform timely reconciliations of our bank account with the Federal Home Loan Bank. We remediated this material weakness early in fiscal year 2010 and completed the reconciliation of the account through December 31, 2009 by February 28, 2010.
The improvements in our internal control processes as designed were adequate to remediate the material weakness in the quarter ended March 31, 2010.

PART II
Item 1. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.
Item 1A. RISK FACTORS
Not required
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None

(b)	None

(c)	None
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None

(b)	None
Item 4. (REMOVED AND RESERVED)

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
Date: May 14, 2010