Form 10-Q
period 2010-06-30
FIRST FRANKLIN CORP
filed 2010-08-16
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Applicable Only to Corporate Issuers
As of August 16, 2010, there were issued and outstanding 1,685,684 shares of the registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $100 at 06/30/10 and $100 at 12/31/09	$5,509	$6,875
Investment securities:
Securities available-for-sale, at market value (amortized cost of $11,581 at 06/30/10 and $21,185 at 12/31/09)	11,656	20,947
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,230 at 06/30/10 and $2,731 at 12/31/09)	2,316	2,809
Securities held-to-maturity, at amortized cost (market value of $3,696 at 06/30/10 and $4,155 at 12/31/09)	3,430	3,989
Loans held for sale	10,383	7,552
Loans receivable, net	223,129	236,085
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,991
Real estate owned, net	3,038	2,792
Accrued interest receivable	1,063	1,135
Property and equipment, net	3,323	3,448
Bank owned life insurance	6,091	5,983
Other assets	6,073	5,114

Total assets	$281,002	$301,720

LIABILITIES
Deposits	$226,948	$244,010
Borrowings	28,754	32,419
Advances by borrowers for taxes and insurance	1,214	2,160
Other liabilities	2,121	786

Total liabilities	259,037	279,375

Minority interest in consolidated subsidiary	141	140

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 06/30/10 and 12/31/09	13	13
Additional paid-in capital	6,237	6,189
Treasury stock, at cost — 325,183 shares at 06/30/10 and 330,183 shares at 12/31/09	(3,270)	(3,270)
Retained earnings, substantially restricted	18,738	19,378
Accumulated other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $55 at 06/30/10 and $(48) at 12/31/09	106	(105)

Total stockholders’ equity	21,824	22,205

	$281,002	$301,720

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$3,081	$3,581	$6,293	$7,297
Mortgage-backed securities	69	96	146	198
Investments	184	198	416	432

	3,334	3,875	6,855	7,927

Interest expense:
Deposits	1,272	1,886	2,705	3,749
Borrowings	355	521	722	1,134

	1,627	2,407	3,427	4,883

Net interest income	1,707	1,468	3,428	3,044

Provision for loan losses	331	71	684	247

Net interest income after provision for loan losses	1,376	1,397	2,744	2,797

Noninterest income:
Gain on loans sold	662	511	1,107	1,125
Gain on sale of investments	2	—	23	1
Service fees on checking accounts	223	227	428	422
Other income	374	437	665	630

	1,261	1,175	2,223	2,178

Noninterest expense:
Salaries and employee benefits	1,366	1,142	2,397	2,085
Occupancy	260	270	546	543
Federal deposit insurance premiums	178	188	341	198
Advertising	47	35	92	57
Service bureau	129	142	260	303
Other	1,535	799	2,363	1,407

	3,515	2,576	5,999	4,593

Gain (loss) before federal income taxes	(878)	(4)	(1,032)	382

Provision (benefit) for federal income taxes	(320)	(11)	(392)	115

Net Income (loss)	$(558)	$7	$(640)	$267

Retained Earnings-Beginning of period	$19,296	$21,179	$19,378	$20,919
Net Income (loss)	(558)	7	(640)	267

Retained Earnings-end of period	$18,738	$21,186	$18,738	$21,186

Net income (loss) per common share:
Basic	$(0.33)	$0.01	$(0.38)	$0.16
Diluted	$(0.33)	$0.01	$(0.38)	$0.16
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(640)	$267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	684	247
Gain on sale of investments	(23)	(1)
Gain on sale of loans	(1,107)	(1,125)
Loss on sale of real estate owned	3	31
Provision for real estate owned	382	—
Depreciation	167	162
Amortization	2	(2)
Deferred income taxes	(392)	42
Deferred loan fees	44	58
Proceeds from sale of loans originated for sale	65,631	96,695
Disbursements on loans originated for sale	(67,800)	(104,855)
Net change in operating assets and liabilities:
Bank Owned Life Insurance	(109)	(115)
(Increase) decrease in accrued interest receivable	72	71
(Increase) decrease in other assets	(677)	(373)
Increase (decrease) in other liabilities	1,335	(157)
Other, net	1	10

Net cash used by operating activities	(2,427)	(9,045)

Cash flows from investing activities:
Net change in loans receivable	10,072	13,010
Principal reduction on mortgage-backed securities	1,060	853
Purchase of available-for-sale investment securities:	(2,625)	(7,752)
Proceeds from maturities/calls of investment securities:
Available-for-sale	12,250	10,000
Net real estate owned activity	1,971	165
Capital expenditures	(42)	(95)

Net cash provided by investing activities	22,686	16,181

Cash flows from financing activities:
Net change in deposits	(17,062)	19,364
Net change in borrowed money	(3,665)	(26,513)
Decrease in advances by borrowers for taxes and insurance	(946)	(1,099)
Stock option expense, net	48	—

Net cash used by financing activities	(21,625)	(8,248)

Net decrease in cash	(1,366)	(1,112)
Cash at beginning of year	6,875	7,438

Cash at end of year	$5,509	$6,326

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, including interest credited to savings accounts	2,712	3,733
Income taxes	—	75
Supplemental disclosure of noncash activities:
Real estate acquired in settlement of loans	2,602	793
Change in unrealized gain (loss) on available-for sale securities, net of taxes	211	(118)
The accompanying notes are an integral part of the consolidated financial statements.

BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-months period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Organization
First Franklin Corporation (the “Company”) is a holding company formed in 1987 in conjunction with the conversion of Franklin Savings and Loan Company (“Franklin Savings”) from a mutual to a stock savings and loan association. The Company’s financial statements include the accounts of its wholly-owned subsidiary, Franklin Savings, Franklin Savings’ wholly-owned subsidiary, Madison Service Corporation and DirectTeller Systems Inc. which is 51% owned by the Company. A minority interest relating to the portion of DirectTeller Systems Inc. has been separately reported in the financial statements. All significant intercompany transactions have been eliminated in consolidation.
Franklin Savings is a state chartered savings and loan, operating seven banking offices in Hamilton County, Ohio through which it offers a full range of consumer banking services. Franklin Savings is a member of the Federal Home Loan Bank (“FHLB”) System and is subject to regulation by the Office of Thrift Supervision (“OTS”), a division of the U.S. Government Department of Treasury. As a member of the FHLB, Franklin Savings maintains a required investment in capital stock of the FHLB of Cincinnati.
Deposit accounts are insured within certain limitations by the Federal Deposit Insurance Corporation (“FDIC”). An annual premium is required by the FDIC for the insurance of such deposit accounts.
Franklin Savings conducts a general banking business in southwestern Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Company’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Franklin Savings can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.
Madison Service Corporation was established to allow for certain types of business that, by regulation, savings and loans were not allowed to participate. Madison has no operations and its only assets are cash and interest bearing deposits.
DirectTeller Systems developed and marketed a voice response telephone inquiry system to allow financial institution customers to access their account balances via telephone. This system has been in use with a local service bureau. The local service bureau is in the process of transferring its customers to a new platform.
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

The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical accounting policies for the Company.
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
The analysis has two components, specific and general allocations. Specific percentage allocations can be made for losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan. Management also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances established, which could result in a material negative effect on the Company’s financial results.
Investments in debt and equity securities are classified as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair values are obtained from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the Company’s financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk—free interest rates; general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and estimated market values of investment securities are as follows:

	June 30, 2010
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$8,991	42	—	9,033
Obligations of states and municipalities	1,590	36	12	1,614
Community Reinvestment Act fund	1,000	9	—	1,009

	$11,581	87	12	11,656

	December 31, 2009
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$18,720	16	273	18,463
Obligations of states and municipalities	1,465	31	10	1,486
Community Reinvestment Act fund	1,000	—	2	998

	$21,185	47	285	20,947

The amortized cost and estimated market value of investment securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations at par.

		Estimated
	Amortized	market
	cost	value
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$—	—
Due after one year through five years	2,098	2,106
Due after five years through ten years	—	—
Due after ten years	8,483	8,541

	10,581	10,647
Community Reinvestment Act Fund	1,000	1,009

	$11,581	11,656

The gross proceeds on sales of investments and mortgage-backed securities were $255,669 for the year ended December 31, 2009. No investments were sold during the six months ended June 30, 2010. Gross realized gains for the year ended December 31, 2009 were $11,035 and $23,462 during the six months ended June 30, 2010. The realized gains during the year ended December 31, 2009 and the six-month period ended June 30, 2010 were the result of investments called prior to maturity. Investment securities with an approximate carrying value of $1,004,385 at June 30, 2010 and $946,308 at December 31, 2009 were pledged to secure an investment in the Senior Housing Crime Prevention Foundation.

The amortized cost and estimated market values of mortgage-backed securities are as follows:

	June 30, 2010
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
FHLMC certificates	$582	43	—	625
FNMA certificates	321	7	—	328
GNMA certificates	1,116	32	—	1,148
Collateralized mortgage obligations	211	4	—	215

	$2,230	86	—	2,316

Held-to-maturity:
FHLMC certificates	$107	12	—	119
FNMA certificates	3,254	246	—	3,500
GNMA certificates	69	8	—	77

	$3,430	266	—	3,696

	December 31, 2009
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
FHLMC certificates	$956	53	—	1,009
FNMA certificates	338	5	—	343
GNMA certificates	1,203	15	—	1,218
Collateralized mortgage obligations	234	5	—	239

	$2,731	78	—	2,809

Held-to-maturity:
FHLMC certificates	$141	14	—	155
FNMA certificates	3,773	144	—	3,917
GNMA certificates	75	8	—	83

	$3,989	166	—	4,155

The table below indicates the length of time individual investment securities have been in a continuous loss position at June 30, 2010.

	June 30, 2010
	(Dollars in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of state and municipalities	$169	12	—	—	169	12

Number of Investments	2
Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers and the quality of the underlying collateral. Management does not intend to sell any of the securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these securities is expected to recover as the securities approach maturity. Accordingly, no other-than-temporary impairment has been recognized in our consolidated statements of income.
STOCK OPTION PLAN
The Company has a stock option plan (the 1997 Stock Option and Incentive Plan) for officers, key employees, and directors, under which options to purchase the Company’s common shares were granted at a price no less than the fair market value of the shares at the date of the grant. Options can be exercised during a term to be determined by a committee appointed by the Board of Directors, but in no event more than ten years from the date they were granted. The Company has authorized the issuance of up to 175,984 common shares under the plan.
Effective December 15, 2005, the vesting of any previously unvested stock options, issued under the 1997 and 2002 plans, was accelerated in anticipation of US GAAP related to Share Based Payments. The acceleration of vesting, to make all such stock options vested as of December 15, 2005, was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of the standard.
Transactions involving the 1997 Plan are summarized as follows:

	2010	2009

Options outstanding at beginning of the year	54,259	71,818
Granted	—	—
Canceled/Forfeited	—	(17,559)
Exercised	—	—

Options outstanding at end of the year	54,259	54,259

All options have an exercise price between $7.75 and $12.81.

The Company has another stock option plan (the 2002 Stock Option and Incentive Plan) for officers, key employees, and directors, under which options to purchase the Company’s common shares were granted. Options can be exercised during a term to be determined by a committee appointed by the Board of Directors, but in no event more than ten years from the date they were granted. The Company has authorized the issuance of up to approximately 161,000 common shares under the plan.
Transactions involving the 2002 Plan are summarized as follows:

	2010	2009

Options outstanding at beginning of the year	100,363	105,238
Granted	38,000	—
Canceled/Forfeited	—	(4,875)
Exercised	(5,000)	—

Options outstanding at end of the year	133,363	100,363

All options have an exercise price between $0.01 and $22.42.
Additional information regarding stock options outstanding as of June 30, 2010, is as follows:

	Options Outstanding			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Years)	Price	Shares	Price
0.01 to 7.74	33,000	2.0	$0.01	—	$—
7.75 to 10.00	16,236	0.7	7.75	16,236	7.75
10.01 to 15.00	89,513	1.5	10.97	89,513	10.97
15.01 to 20.00	16,800	3.7	17.67	16,800	17.67
20.01 to 25.00	32,073	3.9	20.69	32,073	20.69

	187,622	2.4	$11.42	154,622	$11.42

In April 2010, the Company granted stock options that contain vesting restrictions based on the Company achieving a certain share price on the anniversary date of April 1. In 2011 8,000 options will vest if the share price is at or above $9.00 on April 1. In 2012 10,000 options will vest if the share price is at or above $10.00 on April 1 and 15,000 options will vest in 2013 if the share price is at or above $11.00 on April 1.
Compensation cost charged against income was $47,500 for the quarter ended June 30, 2010 and for the six months ended June 30, 2010. No compensation cost was incurred in 2009. As of June 30, 2010, unrecognized compensation cost of approximately $165,000 is related to non-vested awards granted by the Company. This is anticipated to be recognized over a weighted average of three years, through 2013, commensurate with the vesting schedules.
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
Fair value methods and assumptions are set forth below for each type of financial instrument held by the Company at June 30, 2010.
Fair value on available for sale securities was based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from the custodian, which used third party data service providers. Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

	Fair Value Measurements at
	June 30, 2010
	(Dollars in thousands)
		Quoted
		prices in
		active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities and Obligations of U.S. Government Corporations and agencies	$9,033	—	9,033	—
Obligations of states and municipalities	1,614	—	1,614	—
FHLMC certificates	625	—	625	—
FNMA certificates	328	—	328	—
GNMA certificates	1,148	—	1,148	—
Collateralized mortgage obligations	215	—	215	—
Community Reinvestment Act fund	1,009	—	1,009	—

	Fair Value Measurements at
	December 31, 2009
	(Dollars in thousands)
		Quoted
		prices in
		active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities and Obligations of U.S. Government Corporations and agencies	$18,463	—	18,463	—
Obligations of states and municipalities	1,486	—	1,486	—
FHLMC certificates	1,009	—	1,009	—
FNMA certificates	343	—	343	—
GNMA certificates	1,219	—	1,219	—
Collateralized mortgage obligations	239	—	239	—
Community Reinvestment Act fund	998	—	998	—
The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2010 was approximately $6.10 million, with total loss recognized of approximately $1.49 million. The aggregate carrying amount of impaired loans at December 31, 2009 was $8.00 million with a total loss recognized of approximately $2.00 million. At June 30, 2010 and December 31, 2009 the carrying value of other real estate owned was $3.0 million and $2.8 million, respectively.
Fair Values of Financial Instruments:
ASC 825-10-50-10 requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments.
Cash and Cash Equivalents and Investment in FHLB Stock
The carrying value of cash and cash equivalents and the investment in Federal Home Loan Bank (“FHLB”) stock approximates those assets’ fair value.
Investment and Mortgage-Backed Securities
For investment securities (debt instruments) and mortgage-backed securities, fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.
Loans Receivable
The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
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

Deposits
The fair values of passbook accounts, demand deposits, and money market savings equal their carrying values. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.
Borrowed Money
Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate the fair value of existing advances.
Reclassifications
Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statement presentation. These reclassifications had no effect on net income.
Commitments to Extend Credit
The fair value of commitments to extend credit approximates the contractual amount due to the comparability of current levels of interest rates and the committed rates.
The estimated fair values of the Company’s financial instruments at June 30, 2010 are as follows:

	June 30, 2010
	(Dollars in thousands)
	Carrying	Fair
	amount	Value

Financial Assets:
Cash and cash equivalents	$5,509	5,509
Investment securities	11,656	11,656
Mortgage-backed securities	5,746	6,012
Loans receivable	233,512	235,663
Investments in FHLB Stock	4,991	4,991

Financial liabilities:
Deposits	$226,948	235,245
Borrowed money	28,754	30,512

	June 30, 2010
	(Dollars in thousands)
	Contractual	Fair
	amount	Value

Unrecognized financial instruments:
Commitments to extend credit	$1,736	1,736
Unfunded construction loans	902	902
Undisbursed lines of credit	19,217	19,217

SALE-LEASEBACK TRANSACTION
In May 2010, the Company entered into a sale-leaseback arrangement relating to its main office facilities. Under the terms of the arrangement, the Company’s office building and surrounding land, which had a carrying amount of $796,000, were sold for $1,260,000 in cash. The Company then leased the property back under a 15 year operating lease that requires annual lease payments of approximately $132,000. In addition, the company has a sublease with a tenant that requires the lessee to make annual lease payments of $48,000 for three years. Due to the sublease payments, the Company is considered to have a continuing involvement which is more than minor. The transaction is being treated as a financing transaction with the no gain being recognized from the sale. A finance obligation of $1,228,254 has been recognized as a result of the sale-leaseback transaction.
Future minimum payments under the finance obligation are as follows:

2010	$12,964
2011	23,860
2012	30,030
2013	35,781
2014	43,259
Thereafter	1,082,360

$1,228,254

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
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
In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures About Fair Value Measurements,” as the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance is not expected to significantly impact our annual and interim financial statement disclosures and will not have any impact on our consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles (“U.S. GAAP”). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance is not expected to have a material effect on the consolidated financial statements.

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
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ (the “Codification” or “ASC”) Topic 310, Receivables, to improve the disclosures about the credit quality of an entity’s financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.
Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis:
(1) A rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method;
(2) For each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables;
(3) The nonaccrual status of financing receivables by class of financing receivables;
(4) Impaired financing receivables by class of financing receivables.

The amendments in the ASU also require an entity to provide the following additional disclosures about its financing receivables:
(1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
(2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables;
(3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses;
(4) The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and
(5) Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.
The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. As this ASU is disclosure-related only, we do not expect it to have an impact on our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
First Franklin Corporation (“First Franklin” or the “Company”) is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of the outstanding common stock of The Franklin Savings and Loan Company’s (“Franklin”).
As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision (“OTS”). The Company’s assets consist of cash, interest-earning deposits and investments in Franklin and DirectTeller Systems Inc. (“DirectTeller”). Because the results of operations of DirectTeller were not material to the Company’s operations and financial condition for the periods covered by this report, the following discussion focuses primarily on Franklin.
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
Franklin operates seven full-service banking offices and two loan origination offices through which it offers a wide range of consumer and business banking services. The banking products it offers include mortgage loans, commercial loans, consumer loans, credit and debit cards, checking accounts, auto loans and savings accounts. In addition to visiting the company’s offices, customers can access Franklin’s services via automated teller machines, a voice response telephone inquiry system and an internet-based banking system that allows customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions.
To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
Franklin augmented its lending capabilities in February 2009 with the addition to its staff of an experienced team of 21 commission-based mortgage loan originators and began selling fixed-rate mortgage loans with servicing released. The lending effort is focused on increasing the volume of loan originations in communities within a 100 mile radius of Franklin’s Cincinnati headquarters. During periods when fixed-rate loan origination activity is high, typically periods of low interest rates, the Company expects that interest income will decline as more loans are sold with servicing released, but fee income will increase, both as a result of higher volume and the higher premium that is obtained when servicing rights are sold.
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

RECENT DEVELOPMENTS
On July 21, 2010, President Obama signed into law the financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements changes to the regulation of the financial services industry, including provisions that, among other things will:
•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.
•	Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
•	Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Assets
Total assets declined 6.9% to $281.00 million at June 30, 2010, from $301.72 million at year-end 2009. The primary reasons for the $20.72 million decrease were:
•	Cash and investments decreased by $11.71 million. This decrease reflected $23.97 million of loan and mortgage-backed securities repayments and $64.97 million of loan sales, less $77.95 million in loan disbursements, $17.06 million of deposit outflows and $3.67 million of debt repayments.
•	Loans receivable declined by $12.96 million. This reflects the Company’s strategic decision to sell mortgages originated by Franklin and transfer servicing to the purchaser and the refinancing of loans in the current low rate environment.

Cash and investments
At June 30, 2010, liquid assets were 6.11% of total assets.
The Company’s investment securities and mortgage-backed securities are classified based on the current intention to hold to maturity or have available for sale. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of June 30, 2010. No securities are classified as trading. Securities which the Company intends to hold to maturity are carried at either cost or amortized cost. Securities which are held as available-for-sale are carried fair value.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale:
Investment securities	$11,581	87	12	11,656
Mortgage-backed securities	2,230	86	—	2,316
Held-to-maturity
Mortgage-backed securities	3,430	266	—	3,696

	$17,241	439	12	17,668

Management does not intend to sell any of the securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these securities is expected to recover as the securities approach maturity. Accordingly, no other-than-temporary impairment has been recognized in the consolidated statements of income.
Loans receivable
Loans receivable totaled $223.12 million at June 30, 2010, compared to $236.09 million at December 31, 2009. Loan disbursements of $77.95 million during the current six-month period were more than offset by loan sales of $64.97 million and loan amortizations and prepayments of $22.91 million. Loan sales consisted primarily of fixed-rate loans which were sold with servicing rights transferred to the purchaser as part of the Company’s new mortgage origination and sale efforts. Management expects that trend to continue in future quarters if consumer demand for fixed-rate loans remains high, which may cause outstanding loan balances and interest earned on loans to continue to decline, but which may result in continued growth in origination fees and gain on the sale of loans.
Loan disbursements of $77.95 million occurred during the current six-month period compared with $124.60 million during the six months ended June 30, 2009. The decrease primarily reflects lower interest rates in the beginning of 2009, which caused many borrowers to refinance their existing loans.
At June 30, 2010, the Company had $10.38 million of available-for-sale mortgage loans, carried at the lower of cost or market, which will be sold during the third quarter of 2010, compared to $4.47 million of available-for-sale mortgage loans at June 30, 2009, which were sold in third quarter of 2009.
At June 30, 2010, Franklin had $1.74 million of commitments to originate mortgage loans, $25.30 million of mortgage loans in various stages of processing that have not been committed, $902,000 of undisbursed loan funds held on various construction loans, commitments to sell $45.16 million of mortgage loans and $19.22 million of undisbursed consumer and commercial lines of credit. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Asset Quality
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio. It is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including general economic conditions and the regulatory environment. Determination of the allowance is inherently subjective and requires significant estimates that are susceptible to change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
Loan losses are charged off against the allowance when in management’s estimation it is unlikely that the loan will be collected; recoveries of amounts previously charged off are credited to the allowance. The provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors, to maintain the allowance for loan losses at the level deemed adequate by management.

At June 30, 2010, the allowance for loan losses was $5.12 million, representing 2.19% of total loans and 53.39% of nonperforming loans. Non-performing loans (consisting of non-accruing loans and accruing loans delinquent 90 days or more) were $9.59 million, or 4.11% of total loans, at June 30, 2010, compared to $9.24 million, or 3.79% of total loans, at December 31, 2009. Non-performing assets (consisting of non-performing loans plus repossessed assets) were $12.63 million, or 4.49% of total assets at June 30, 2010, compared to $12.06 million, or 4.00% of total assets, at December 31, 2009. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, totaled $6.10 million at June 30, 2010, with related reserves of $1.49 million. Impaired loans at December 31, 2009 were $8.00 million with a related reserve of $2.00 million.
In light of continued high unemployment, declining real estate values and sustained economic weakness in the Company’s market area, management believes that non-performing assets may increase further and feels it is prudent to build loan loss reserves, as is discussed further under “Results of Operations.” Resolving these problem assets may be a long-term process.
The following table shows the activity that has occurred in the loss reserves during the six months ended June 30, 2010.

(Dollars in thousands)
Balance at beginning of period	$4,915
Charge offs	(705)
Additions charged to operations	684
Recoveries	223

Balance at end of period	$5,117
Net charge-offs for the six months ended June 30, 2010 were $482,000, or 0.20% of average loans, compared with net charge-offs of $437,000, or 0.16% of average loans, for the first six months of 2009. The provision for loan losses was $331,000 in the second quarter of 2010, up from $71,000 in the comparable prior period. The increase is charge-offs is mainly attributable to $475,000 of charge-offs on four commercial loans and $231,000 of charge-offs on two 1-4 family real estate loans.
In 2010, Franklin has instituted a new loan review program that consists of regularly scheduled meetings of a committee, a majority of which is comprised of members of the Board of Directors. This committee reviews remediation plans internally developed for classified assets, and then reports to the Board of Directors regarding actions taken. A third party has been engaged and is being used on a semiannual basis to review internal loan grading to enhance Franklin’s efforts for earlier identification of asset quality issues.
Liabilities
Total liabilities declined 7.3% to $259.04 million at June 30, 2010, from $279.38 million at year-end 2009. The primary reasons for the $20.34 million decrease were:
•	Deposits decreased by $17.06 million. At June 30, 2010, deposits were $226.95 million compared with $244.01 million at December 31, 2009. During the first six months of 2010, core deposits decreased $2.74 million, while higher earning certificates decreased $14.32 million. Interest of $2.42 million during the six months ended June 30, 2010 was credited to accounts. After eliminating the effect of interest credited, deposits decreased $19.48 million from year-end 2009.
•	Borrowings decreased by $3.67 million. At June 30, 2010, Franklin had outstanding FHLB advances of $28.75 million at an average cost of 3.76%. During the next twelve months, required principal reduction on these borrowings will be $9.33 million. Management believes that the Company has sufficient cash flow to meet these commitments and maintain desired liquidity levels.

•	Franklin previously has launched a program to diversify its deposit base by attracting more locally generated low-cost core (checking, savings and money market) deposits. During the second quarter of 2010, these more stable and lower cost funds increased as a percent of total deposits, from 32.2% at December 31, 2009 to 33.4%. Further, because Franklin’s funding needs continue to decline because of sales of loans in the secondary market, it has been able to begin lowering the interest rates offered for certificates of deposit. As a result, certificates of deposit declined by 9% in the first six months of 2010, which helped reduce net interest expense.
Capital Position
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At June 30, 2010, net worth was $21.82 million, or 7.77% of assets, compared to $22.20 million, or 7.36% of assets, at year-end 2009. At June 30, 2010, book value per share was $12.95 compared to $13.21 per share at December 31, 2009.
The following table summarizes Franklin’s regulatory capital position in dollars and as a percentage of assets as of June 30, 2010, year-end 2009 and June 30, 2009. The modest improvement in the Company’s regulatory capital ratios from the year-ago and year-end levels largely reflected a reduction in assets. Although at these levels Franklin is considered “well capitalized” under federal regulatory standards, Franklin continues to pursue strategies to increase its capital ratios relative to its risk profile.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

	As of June 30, 2010
Core	$21,192	$11,208	$9,984	7.56%	4.00%	3.56%
Risk-based	23,791	16,611	$7,180	11.46%	8.00%	3.46%

	As of December 31, 2009
Core	$21,548	$12,050	$9,498	7.15%	4.00%	3.15%
Risk-based	24,107	17,107	7,000	11.27%	8.00%	3.27%

	As of June 30, 2009
Core	$23,285	$12,392	$10,893	7.51%	4.00%	3.51%
Risk-based	24,805	17,532	7,273	11.32%	8.00%	3.52%

RESULTS OF OPERATIONS
The Company had a net loss of $558,000, or $0.33 per basic share, for the quarter ended June 30, 2010 and $640,000, or $0.38 per basic share, for the six months ended June 30, 2010, compared with net income of $7,000, or $0.01 cent per basic share, for the second quarter 2009 and $267,000, or $0.16 cents per basic share, for the six months ended June 30, 2009. The primary reasons for the change were:
•	The provision for loan loss increased $260,000 for the current quarter and $437,000 for the six months ended June 30, 2010. Franklin’s loan portfolio continues to be impacted by the economic downturn of the past two years, which has resulted in declining property values and related borrower defaults. As discussed above, the higher provision for loan losses in the first six months of 2010 reflected management’s intent to continue building loan loss reserves for specific loans and the general reserve based on historical losses and economic factors.
•	Federal deposit insurance premiums increased $143,000 for the six months ended June 30, 2010. The higher FDIC premiums reflect a substantial increase in the assessment rate.
•	The Company incurred approximately $175,000 of costs associated with the proxy contest regarding the 2010 annual meeting of stockholders.
•	Franklin sustained a loss of $297,000 from a widespread external wire transfer fraud scheme which has affected numerous financial institutions in Franklin’s market area. The fraud is currently being investigated by authorities.
Net Interest Income
Net interest income, before provisions for loan losses, was $1.71 million for the current quarter and $3.43 million for the first six months of 2010, compared to $1.47 million and $3.04 million, respectively for the same periods in 2009. The improvement was primarily the result of:
•	Average balances of deposits and borrowings decreased as Franklin’s funding needs have been reduced due to increased gains from loan sales.
•	Interest expense on deposits and borrowings declined due to lower interest rates, in part due to management’s continued effort to add lower-cost checking deposits.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of June 30, 2010, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.

The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the six month periods ended June 30,
	2010 vs 2009
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$(860)	$(144)	$(1,004)
Mortgage-backed securities	(43)	(9)	(52)
Investment securities	52	(68)	(16)
FHLB stock	0	0	0

Total interest-earning assets	$(851)	$(221)	$(1,072)

Interest expense attributable to:
Demand deposits	$17	$(2)	$15
Savings accounts	49	(85)	(36)
Certificates	(445)	(578)	(1,023)
FHLB advances and other borrowings	(404)	(8)	(412)

Total interest-bearing liabilities	$(783)	$(673)	$(1,456)

Increase (decrease) in net interest income	$(68)	$452	$384

(1)	Includes non-accruing loans.

As the table below indicates, Franklin’s interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.59% for the six months ended June 30, 2010, compared to 1.98% for the same period in 2009. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.37% for the six months ended June 30, 2009, to 2.60% for the same six-month period in 2010. During the same period, the yield on interest-earning assets decreased from 5.35% to 5.19%. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the costs of savings deposits from 0.79% to 0.43% and certificates from 4.05% to 3.34%. The decrease in the yield on interest-earning assets is the result of a decrease in the yield on loans from 5.43% to 5.32% and investment securities from 4.24% to 3.63%.

	For the six months ended June 30, 2010
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$236,324	5.32%
Mortgage-backed securities	6,075	4.81%
Investment securities	16,759	3.63%
FHLB stock	4,991	4.49%

Total	$264,149	5.19%

Average interest-bearing liabilities
Demand deposits	$40,923	0.40%
Savings accounts	37,252	0.43%
Certificates	152,314	3.34%
FHLB advances	33,362	4.33%

Total	$263,851	2.60%

Net interest-earning assets/interest rate spread	$298	2.59%

	For the six months ended June 30, 2009
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$268,652	5.43%
Mortgage-backed securities	7,842	5.05%
Investment securities	15,091	4.24%
FHLB stock	4,991	4.49%

Total	$296,576	5.35%

Average interest-bearing liabilities
Demand deposits	$32,408	0.41%
Savings accounts	29,505	0.79%
Certificates	176,080	4.05%
FHLB advances	52,029	4.36%

Total	$290,022	3.37%

Net interest-earning assets/interest rate spread	$6,554	1.98%

Noninterest Income and Expense
Noninterest income was $1.26 million for the quarter and $2.22 for the six months ended June 30, 2010 compared to $1.18 million for the same quarter in 2009 and $2.18 million for the six months ended June 30, 2009. The majority of the increase in noninterest income during the quarter is due to increased gain on sale of loans due to an increase in the number of loans sold. The increase in the number of loans originated and sold was due in large part to the Federal tax credit for home purchases that expired April 30, 2010. The increase in noninterest income for the six months ended June 30, 2010 is due to a $22,000 increase in gain on sale of investments, a $35,000 increase in service fees on NOW accounts and an increase in loan processing fees.
Noninterest expenses were $3.52 million for the current quarter and $6.00 million for the current six-month period compared to $2.58 million for the same quarter in 2009 and $4.59 million for the six-months ended June 30, 2009. This increase was primarily due to higher FDIC insurance premiums, increases of $224,000 and $312,000 in compensation and employee benefit costs for the quarter and six months, respectively, from commissions for the loan origination staff added in early 2009. Advertising expense increased $12,000 and $35,000 for the quarter and six months, respectively. Expenses related to other real estate owned have increased $42,000 and $89,000 for the quarter and six months, respectively. Also, there was a $297,000 loss related to a wire transfer fraud scheme, and approximately $175,000 of costs associated with the proxy contest at the 2010 Annual Meeting.
In May 2010, First Franklin Corporation entered into a sale-leaseback transaction with an unrelated third party. Net proceeds from the sale were approximately $1.2 million. The Company will lease the building back from the buyer under a 15 year lease. The transaction did not create book income under the sale-leaseback accounting rules due to a sublease arrangement with another unrelated third party. The transaction created cash at the parent level to pay for future cost and created taxable income of approximately $423,000 for utilization of tax net operating losses of the consolidated entity.
COMPREHENSIVE INCOME
Comprehensive income (loss) for the six months ended June 30, 2010 and 2009 was ($429,000) and $151,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not required.

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
Not required.

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

FIRST FRANKLIN CORPORATION
/s/ John J. Kuntz
John J. Kuntz
Chairman, President and Chief Executive Officer

/s/ Daniel T. Voelpel
Daniel T. Voelpel
Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 16, 2010