Form 10-Q
period 2010-09-30
FIRST FRANKLIN CORP
filed 2010-11-15
CIK 742161

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
As of November 15, 2010, there were issued and outstanding 1,685,684 shares of the registrant’s Common Stock.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS
Cash, including certificates of deposit and other interest-earning deposits of $100 at 09/30/10 and $100 at 12/31/09	$4,142	$6,875
Investment securities:
Securities available-for-sale, at market value (amortized cost of $16,084 at 09/30/10 and $21,185 at 12/31/09)	16,298	20,947
Mortgage-backed securities:
Securities available-for-sale, at market value (amortized cost of $2,158 at 09/30/10 and $2,731 at 12/31/09)	2,231	2,809
Securities held-to-maturity, at amortized cost (market value of $3,271 at 09/30/10 and $4,155 at 12/31/09)	3,070	3,989
Loans held for sale	14,896	7,552
Loans receivable, net	211,207	236,085
Investment in Federal Home Loan Bank of Cincinnati stock, at cost	4,991	4,991
Real estate owned, net	1,915	2,792
Accrued interest receivable	1,080	1,135
Property and equipment, net	3,194	3,448
Bank owned life insurance	6,146	5,983
Other assets	5,686	5,114

Total assets	$274,856	$301,720

LIABILITIES

Deposits	$225,667	$244,010
Borrowings	23,924	32,419
Advances by borrowers for taxes and insurance	1,562	2,160
Other liabilities	2,472	786

Total liabilities	253,625	279,375

Minority interest in consolidated subsidiary	55	140

STOCKHOLDERS’ EQUITY

Preferred stock — $.01 par value, 500,000 shares authorized, none issued and outstanding		—
Common stock — $.01 par value, 2,500,000 shares authorized, 2,010,867 shares issued at 09/30/10 and 12/31/09	13	13
Additional paid-in capital	6,261	6,189
Treasury stock, at cost — 325,183 shares at 09/30/10 and 330,183 shares at 12/31/09	(3,270)	(3,270)
Retained earnings, substantially restricted	17,983	19,378
Accumulated other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $98 at 09/30/10 and $(48) at 12/31/09	189	(105)

Total stockholders’ equity	21,176	22,205

	$274,856	$301,720

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans receivable	$2,987	$3,471	$9,280	$10,768
Mortgage-backed securities	62	88	208	286
Investments	151	203	567	635

	3,200	3,762	10,055	11,689

Interest expense:
Deposits	1,246	1,838	3,951	5,587
Borrowings	294	464	1,016	1,598

	1,540	2,302	4,967	7,185

Net interest income	1,660	1,460	5,088	4,504

Provision for loan losses	957	1,651	1,641	1,898

Net interest income (expense) after provision for loan losses	703	(191)	3,447	2,606

Noninterest income:
Gain on loans sold	986	463	2,093	1,588
Gain on sale of investments	4	—	27	1
Service fees on checking accounts	216	235	644	657
Other income	488	325	1,153	955

	1,694	1,023	3,917	3,201

Noninterest expense:
Salaries and employee benefits	1,636	1,049	4,033	3,134
Occupancy	251	275	797	818
Federal deposit insurance premiums	171	100	512	298
Advertising	31	37	123	94
Service bureau	128	132	388	435
Other	1,355	968	3,718	2,375

	3,572	2,561	9,571	7,154

Loss before federal income taxes	(1,175)	(1,729)	(2,207)	(1,347)

Benefit for federal income taxes	(420)	(597)	(812)	(482)

Net Loss	$(755)	$(1,132)	$(1,395)	$(865)

Retained Earnings-Beginning of period	$18,738	$21,186	$19,378	$20,919
Net Loss	(755)	(1,132)	(1,395)	(865)

Retained Earnings-end of period	$17,983	$20,054	$17,983	$20,054

Net loss per common share:
Basic	$(0.45)	$(0.68)	$(0.83)	$(0.52)
Diluted	$(0.45)	$(0.68)	$(0.83)	$(0.52)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended
	Sept. 30, 2010	Sept. 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,395)	$(865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,641	1,898
Gain on sale of investments	(27)	(1)
Gain on sale of loans	(2,093)	(1,588)
Loss on sale of real estate owned	79	345
Gain on sale of fixed assets	(3)	—
Provision for real estate owned	12	—
Impairment of mortgage servicing rights	79	—
Depreciation	244	249
Amortization	57	(2)
Deferred income taxes	(812)	(816)
Deferred loan fees	110	3
Proceeds from sale of loans originated for sale	122,233	131,423
Disbursements on loans originated for sale	(129,577)	(139,326)
Net change in operating assets and liabilities:
Bank Owned Life Insurance	(163)	(179)
Decrease in accrued interest receivable	55	185
Increase in other assets	(50)	(139)
Increase in other liabilities	1,686	57
Other, net	(85)	—

Net cash used by operating activities	(8,009)	(8,756)

Cash flows from investing activities:
Net change in loans receivable	22,643	20,301
Principal reduction on mortgage-backed securities	1,492	1,276
Purchase of available-for-sale investment securities:	(14,121)	(12,174)
Proceeds from maturities/calls of investment securities:
Available-for-sale	19,250	11,540
Net real estate owned activity	3,363	373
Proceeds for the sale of fixed assets	137	—
Capital expenditures	(124)	(213)

Net cash provided by investing activities	32,640	21,103

Cash flows from financing activities:
Net change in deposits	(18,343)	19,124
Net change in borrowed money	(8,495)	(32,590)
Decrease in advances by borrowers for taxes and insurance	(598)	(734)
Stock option expense, net	72	—

Net cash used by financing activities	(27,364)	(14,200)

Net decrease in cash	(2,733)	(1,853)
Cash at beginning of year	6,875	7,438

Cash at end of year	$4,142	$5,585

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, including interest credited to savings accounts	4,950	5,582
Income taxes	—	150
Supplemental disclosure of noncash activities:
Real estate acquired in settlement of loans	2,577	1,433
Change in unrealized gain (loss) on available-for sale securities, net of taxes	294	66
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FRANKLIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2010 and 2009
BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of First Franklin Corporation (the “Company” or “First Franklin”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
ORGANIZATION
First Franklin Corporation is a holding company formed in 1987 in conjunction with the conversion of Franklin Savings and Loan Company (“Franklin Savings”) from a mutual to a stock savings and loan association. The Company’s financial statements include the accounts of its wholly-owned subsidiary, Franklin Savings, Franklin Savings’ wholly-owned subsidiary, Madison Service Corporation, and DirectTeller Systems Inc. which is 51% owned by the Company. Minority interest relating to the portion of DirectTeller Systems Inc. has been separately reported in the financial statements. All significant intercompany transactions have been eliminated in consolidation.
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
Franklin Savings conducts a general banking business in southwestern Ohio, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and commercial purposes. The Company’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by Franklin Savings can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.
Madison Service Corporation was established to allow for certain types of business that, by regulation, savings and loans were not allowed to conduct. Madison has no operations and its only assets are cash and interest bearing deposits.
DirectTeller Systems developed and marketed a voice response telephone inquiry system to allow financial institution customers to access their account balances via telephone. This system has been in use with a local service bureau. The local service bureau is in the process of transferring its customers to a new product and is phasing out its use of the DirectTeller product.

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
The analysis has two components, specific and general allocations. Specific percentage allocations are made for losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the present value of expected future cash flows or the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan. Management analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances established, which could result in a material negative effect on the Company’s financial results.
Fair value disclosures is the Company’s other most critical accounting policy. Investments in debt and equity securities are classified as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair values are obtained from a third party service. The fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the Company’s financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses, taking into consideration factors such as changes in risk-free interest rates; general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

INVESTMENT AND MORTGAGE-BACKED SECURITIES
The amortized cost and estimated market values of investment securities are as follows:

	September 30, 2010
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,494	110	—	13,604
Obligations of states and municipalities	1,590	98	7	1,681
Community Reinvestment Act fund	1,000	13	—	1,013

	$16,084	221	7	16,298

	December 31, 2009
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$18,720	16	273	18,463
Obligations of states and municipalities	1,465	31	10	1,486
Community Reinvestment Act fund	1,000	—	2	998

	$21,185	47	285	20,947

The amortized cost and estimated market value of investment securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call obligations at par.

		Estimated
		market
	Amortized cost	value
	(Dollars in thousands)
Available-for-sale:
Due in one year or less	$—	—
Due after one year through five years	100	105
Due after five years thorugh ten years	2,000	2,004
Due after ten years	12,984	13,176

	15,084	15,285
Community Reinvestment Act Fund	1,000	1,013

	$16,084	16,298

The gross proceeds on sales of investments and mortgage-backed securities were $255,669 for the year ended December 31, 2009. No investments were sold during the nine-months ended September 30, 2010. Gross realized gains for the nine-months ended September 30, 2010 were $27,520 and during the year ended December 31, 2009 were $11,035. The realized gains during the nine-month period ended September 30, 2010 and the year ended December 31, 2009 were the result of investments called prior to maturity. Investment securities with an approximate carrying value of $1,000,000 at September 30, 2010 and $946,308 at December 31, 2009 were pledged to secure an investment in the Senior Housing Crime Prevention Foundation.

The amortized cost and estimated market values of mortgage-backed securities are as follows:

	September 30, 2010
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
FHLMC certificates	$579	36	—	615
FNMA certificates	300	8	—	308
GNMA certificates	1,076	25	—	1,101
Collateralized mortgage obligations	203	4	—	207

	$2,158	73	—	2,231

Held-to-maturity:
FHLMC certificates	$101	12	—	113
FNMA certificates	2,902	180	—	3,082
GNMA certificates	67	9	—	76

	$3,070	201	—	3,271

	December 31, 2009
	(Dollars in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale:
FHLMC certificates	$956	53	—	1,009
FNMA certificates	338	5	—	343
GNMA certificates	1,203	15	—	1,218
Collateralized mortgage obligations	234	5	—	239

	$2,731	78	—	2,809

Held-to-maturity:
FHLMC certificates	$141	14	—	155
FNMA certificates	3,773	144	—	3,917
GNMA certificates	75	8	—	83

	$3,989	166	—	4,155

The table below indicates the length of time individual investment securities have been in a continuous loss position at September 30, 2010.

	September 30, 2010
	(Dollars in thousands)
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of state and municipalities	$48	7	—	—	48	7

Number of Investments	1
Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and market conditions. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers and the quality of the underlying collateral. Management does not intend to sell any of the securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these securities is expected to recover as the securities approach maturity. Accordingly, no other-than-temporary impairment has been recognized in our consolidated statements of income.
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
Transactions involving the 1997 Plan are summarized as follows:

	2010	2009

Options outstanding at the beginning of the year	54,259	71,818
Granted	—	—
Canceled/Forfeited	(30,432)	(17,559)
Excercised	—	—

Options outstanding at the end of the year	23,827	54,259

All outstanding options under the 1997 plan have an exercise price between $7.75 and $10.14.
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

Transactions involving the 2002 Plan are summarized as follows:

	2010	2009

Options outstanding at the beginning of the year	100,363	105,238
Granted	38,000	—
Canceled/Forfeited	(29,578)	(4,875)
Excercised	(5,000)	—

Options outstanding at the end of the year	103,785	100,363

All outstanding options under the 2002 plan have an exercise price between $0.01 and $20.38.
Additional information regarding stock options outstanding as of September 30, 2010, is as follows:

	Options Outstanding			Excercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Years)	Price	Shares	Price
0.01 to 7.74	33,000	1.80	$0.01	—	$—
7.75 to 10.00	7,594	0.50	7.75	7,594	7.75
10.01 to 15.00	49,700	1.30	11.97	49,700	11.97
15.01 to 20.00	17,590	3.50	17.67	17,590	17.67
20.01 to 25.00	19,728	3.70	20.38	19,728	20.38

	127,612	2.16	$11.56	94,612	$11.55

In April, 2010 the Company granted stock options that contain vesting restrictions based on the Company achieving a certain share price on the anniversary date of April 1. In 2011 8,000 options will vest if the share price is at or above $9.00 on April 1. In 2012 10,000 options will vest if the share price is at or above $10.00 on April 1 and 15,000 options will vest in 2013 if the share price is at or above $11.00 on April 1. These options will vest in the event of a change of control in the Company.
Compensation cost charged against income was $70,000 for the nine-months ended September 30, 2010. No compensation cost was incurred in 2009. As of September 30, 2010, unrecognized compensation cost of approximately $141,000 is related to non-vested awards granted by the Company. This is anticipated to be recognized over a weighted average of three years, through 2013, commensurate with the vesting schedules.
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

Fair value methods and assumptions are set forth below for each type of financial instrument held by the Company at September 30, 2010.
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

	Fair Value Measurements at
	September 30, 2010
	(Dollars in thousands)
		Quoted
		prices in
		active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities and Obligations of U.S. Government Corporations and agencies	$13,604	—	13,604	—
Obligations of states and municipalities	1,681	—	1,681	—
FHLMC certificates	615	—	615	—
FNMA certificates	308	—	308	—
GNMA certificates	1,101	—	1,101	—
Collateralized mortgage obligations	207	—	207	—
Community Reinvestment Act fund	1,013	—	1,013	—

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

The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2010 was approximately $7.29 million, with total loss recognized of approximately $2.10 million. The aggregate carrying amount of impaired loans at December 31, 2009 was $8.00 million with a total loss recognized of approximately $2.00 million. At September 30, 2010 and December 31, 2009 the carrying value of other real estate owned was $1.9 million and $2.8 million, respectively.
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
The estimated fair values of the Company’s financial instruments at September 30, 2010 are as follows:

	September 30, 2010
	(Dollars in thousands)
	Carrying	Fair
	amount	Value

Financial Assets:
Cash and cash equivalents	$4,142	4,142
Investment securities	16,298	16,298
Mortgage-backed securities	5,301	5,502
Loans receivable	226,103	232,135
Investments in FHLB Stock	4,991	4,991

Financial liabilities:
Deposits	$225,667	234,833
Borrowed money	23,924	25,906

	September 30, 2010
	(Dollars in thousands)
	Contractual	Fair
	amount	Value

Unrecognized financial instruments:
Commitements to extend credit	$2,996	2,996
Unfunded construction loans	362	362
Undisbursed lines of credit	18,203	18,203

SALE-LEASEBACK TRANSACTION
In May 2010, the Company entered into a sale-leaseback arrangement relating to its main office facilities. The Company’s office building and surrounding land, which had a carrying amount of $796,000, were sold to an unrelated third party for $1,260,000 in cash. The Company then leased the property back under a 15 year operating lease that requires annual lease payments of approximately $132,000. In addition, the company has a sublease with a tenant that requires the lessee to make annual lease payments of $48,000 for three years. Due to the sublease payments, the Company is considered to have a continuing involvement which is more than minor, as a result of which the transaction is being treated as a financing transaction with no gain being recognized from the sale. A finance obligation of $1,220,929 for rent payments over the 15 year term of the lease has been recognized as a result of the sale-leaseback transaction.
Future minimum payments under the finance obligation are as follows:

2010	$5,639
2011	23,860
2012	30,030
2013	35,781
2014	43,259
Thereafter	1,082,360

$1,220,929

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
In April, 2010, the FASB issued Codification Accounting Standards Update No. 2010-18 (ASU No. 2010-18) Effect of Loan Modification when the Loan is Part of a Pool that is accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force). The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively. Management does not anticipate the adopting of this standard will have a material impact on the financial statements.
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
In October 2010, the FASB issued a proposed Accounting Standards Update (ASU), “Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings (“TDR”) by Creditors” to assist creditors in determining whether a modification is a TDR. Currently, there is diversity in practice in identifying loan modifications that constitute TDRs, particularly when determining whether a concession has been granted. The clarifications are proposed to be effective for interim and annual periods ending after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented.
SUBSEQUENT EVENTS
The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.
On October 12, 2010, the Company entered into an Agreement and Plan of Merger with Cheviot Financial Corp. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of First Franklin will be entitled to receive $14.50 in cash for each share they hold on the effective date of the merger. The transaction is subject to certain conditions, including regulatory approval and the approval of First Franklin’s stockholders, but is not subject to any financing contingency. It is expected the merger will close during the first quarter of 2011. The Merger Agreement contains certain termination rights for both the Company and Cheviot Financial Corp, including the Company to terminate the Merger Agreement if the Company has received an acquisition proposal determined by the Board to be superior to Cheviot Financial Corp.’s offer. Under certain circumstances, the Company may be required to pay a termination fee to Cheviot Financial of $980,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
First Franklin is a savings and loan holding company that was incorporated under the laws of the State of Delaware in September 1987. The Company owns all of the outstanding common stock of The Franklin Savings and Loan Company’s (“Franklin”).
As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. As a unitary savings and loan holding company, the Company is subject to examination and supervision by the Office of Thrift Supervision (“OTS”). The Company’s assets consist of cash, interest-earning deposits, investments in Franklin and DirectTeller Systems Inc. (“DirectTeller”). Because the results of operations of DirectTeller were not material to the Company’s operations and financial condition for the periods covered by this report, the following discussion focuses primarily on Franklin.
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
Franklin operates seven full-service banking offices and two loan origination offices through which it offers a wide range of consumer and business banking services. The banking products it offers include mortgage loans, commercial loans, consumer loans, credit and debit cards, checking accounts, savings accounts and certificates of deposit. In addition to visiting the Company’s offices, customers can access many of Franklin’s services via automated teller machines, a voice response telephone inquiry system and an internet-based banking system that allows customers to transfer funds between financial institutions, pay bills, transfer funds between Franklin accounts, download account and transaction information into financial management software programs and inquire about account balances and transactions.
To generate additional fee income and enhance the products and services available to its customers, Franklin also offers annuities, mutual funds and discount brokerage services in its offices through an agreement with a third party broker dealer.
Franklin augmented its lending capabilities in February 2009 with the addition to its staff of an experienced team of 21 commission-based mortgage loan originators and began selling fixed-rate mortgage loans with servicing released. The lending effort is focused on increasing the volume of loan originations in communities within a 100 mile radius of Franklin’s Cincinnati headquarters. During periods when fixed-rate loan origination activity is high, typically periods of low interest rates, the Company expects that interest income will decline as more loans are sold with servicing released, but fee income will increase, both as a result of higher volume and the higher premium that is obtained when servicing rights are sold. Since implementation of the secondary market program, Franklin has seen interest income decrease and the gain on sale of loans increase.
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
RECENT DEVELOPMENTS
On October 12, 2010, the Company entered into an Agreement and Plan of Merger with Cheviot Financial Corp. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of First Franklin will be entitled to receive $14.50 in cash for each share they hold on the effective date of the merger. The transaction is subject to certain conditions, including regulatory approval and the approval of First Franklin’s stockholders, but is not subject to any financing contingency. It is expected the merger will close during the first quarter of 2011. The Merger Agreement contains certain termination rights for both the Company and Cheviot Financial Corp, including the Company to terminate the Merger Agreement if the Company has received an acquisition proposal determined by the Board to be superior to Cheviot Financial Corp.’s offer. Under certain circumstances, the Company may be required to pay a termination fee to Cheviot Financial of $980,000.
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
•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Assets
Total assets declined 8.9% to $274.86 million at September 30, 2010, from $301.72 million at year-end 2009. The primary reasons for the $26.86 million decrease were:
•
Cash and investments decreased by $7.38 million. This decrease reflected $35.23 million of loan and mortgage-backed securities repayments and $122.23 million of loan sales, less $139.38 million in loan disbursements, $18.34 million of deposit outflows and $8.50 million of debt repayments.

•	Loans receivable declined by $24.88 million. This reflects the Company’s strategic decision to sell mortgages originated by Franklin and transfer servicing to the purchaser.
Cash and investments
Liquid assets were 7.44% of total assets at September 30, 2010 and 9.22% at December 31, 2009.
The Company’s investment securities and mortgage-backed securities are classified based on the current intention to hold to maturity or have available for sale. The following table shows the gross unrealized gains or losses on mortgage-backed securities and investment securities as of September 30, 2010. No securities are classified as trading. Securities which the Company intends to hold to maturity are carried at either cost or amortized cost. Securities which are held as available-for-sale are carried fair value.

		Gross	Gross	Esitmated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale:
Investment securities	$16,084	221	7	16,298
Mortgage-backed securities	2,158	73	—	2,231
Held-to-maturity
Mortgage-backed securities	3,070	201	—	3,271

	$21,312	495	7	21,800

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
Loans receivable
Loans receivable totaled $211.21 million at September 30, 2010, compared to $236.09 million at December 31, 2009. Loan disbursements of $139.38 million during the current nine-month period were more than offset by loan sales of $122.23 million and loan amortizations and prepayments of $33.74 million. Loan sales consisted primarily of fixed-rate loans which were sold with servicing rights transferred to the purchaser as part of the Company’s mortgage origination and sale program implemented in early 2009. Management expects loans receivable to continue to decline in future quarters, particularly if consumer demand for fixed-rate loans remains high, which may cause outstanding loan balances and interest earned on loans to continue to decline, but which may result in continued growth in origination fees and gain on the sale of loans.

Loan disbursements of $139.38 million occurred during the current nine-month period compared with $164.27 million during the nine months ended September 30, 2009. The decrease is primarily attributable to the prolonged period of low rates, which many people refinanced early in the cycle so the pool of borrowers for whom refinancing makes sense has declined.
At September 30, 2010, the Company had $14.90 million of available-for-sale mortgage loans, carried at the lower of cost or market, which will be sold during the fourth quarter of 2010, compared to $7.55 million of available-for-sale mortgage loans at December 31, 2009.
At September 30, 2010, Franklin had $3.00 million of commitments to originate mortgage loans, $40.39 million of mortgage loans in various stages of processing that have not been committed, $362,000 of undisbursed loan funds held on various construction loans, commitments to sell $58.29 million of mortgage loans and $18.20 million of undisbursed consumer and commercial lines of credit. Management believes that sufficient cash flow and borrowing capacity exist to fund these commitments.
Asset Quality
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. It is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including general economic conditions and the regulatory environment. Determination of the allowance is inherently subjective and requires significant estimates that are susceptible to change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
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
At September 30, 2010, the allowance for loan losses was $5.82 million, representing 2.57% of total loans and 60.14% of nonperforming loans compared to $4.92 million at December 31, 2009, which was 2.02% of total loans and 53.24% of nonperforming loans. Non-performing loans (consisting of non-accruing loans and accruing loans delinquent 90 days or more) were $9.78 million, or 4.33% of total loans, at September 30, 2010, compared to $9.24 million, or 3.79% of total loans, at December 31, 2009. Non-performing assets (consisting of non-performing loans plus repossessed assets) were $11.70 million, or 4.26% of total assets at September 30, 2010, compared to $12.06 million, or 4.00% of total assets, at December 31, 2009. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, totaled $7.29 million at September 30, 2010, with related reserves of $2.10 million. Impaired loans at December 31, 2009 were $8.00 million with a related reserve of $2.00 million.
In light of continued high unemployment, depressed real estate values and sustained economic weakness in the Company’s market area, management believes that non-performing assets may increase further and is building loan loss reserves, as is discussed further under “Results of Operations.” Resolving these problem assets may be a long-term process.

The following table shows the activity that has occurred in the loss reserves during the nine-months ended September 30, 2010.

(Dollars in thousands)
Balance at beginning of period	$4,915
Charge offs	(958)
Additions charged to operations	1,641
Recoveries	223

Balance at end of period	$5,821

Net charge-offs for the nine months ended September 30, 2010 were $735,000, or 0.31% of average loans, compared with net charge-offs of $506,000, or 0.18% of average loans, for the first nine months of 2009. The provision for loan losses was $957,000 in the third quarter of 2010, down from $1.65 million in the third quarter of 2009. Total charge-offs consisted of $675,000 of charge-offs on nine commercial loans, $260,000 of charge-offs on four 1-4 family real estate loans and $11,000 of charge-offs on two consumer loans.
In 2010, Franklin has instituted a new loan review program that consists of monthly meetings of a committee, a majority of which is comprised of members of the Franklin Savings Board of Directors. This committee reviews remediation plans internally developed for classified assets, and then reports to the Board of Directors regarding actions taken. A third party has been engaged and is being used on a semiannual basis to review internal loan grading to enhance Franklin’s efforts for earlier identification of asset quality issues.
Liabilities
Total liabilities declined 9.2% to $253.63 million at September 30, 2010, from $279.38 million at year-end 2009. The primary reasons for the $25.75 million decrease were:
•
Deposits decreased by $18.34 million. At September 30, 2010, deposits were $225.67 million compared with $244.01 million at December 31, 2009. During the first nine months of 2010, core deposits decreased $5.18 million, while higher earning certificates decreased $13.16 million. Interest of $3.53 million during the nine months ended September 30, 2010 was credited to accounts. After eliminating the effect of interest credited, deposits decreased $21.87 million from year-end 2009. As Franklin’s funding needs continue to decline because of sales of loans in the secondary market, it has been able to begin lowering the interest rates offered for certificates of deposit. As a result, certificates of deposit declined by 7.96% in the first nine months of 2010, which helped reduce net interest expense.

•
Borrowings decreased by $8.50 million. At September 30, 2010, Franklin had outstanding FHLB advances of $23.92 million at an average cost of 4.22%. During the next twelve months, required principal reduction on these borrowings will be $2.87 million. Management believes that the Company has sufficient cash flow to meet these commitments and maintain desired liquidity levels

Capital Position
The Company’s capital supports business growth, provides protection to depositors, and represents the investment of stockholders. At September 30, 2010, net worth was $21.18 million, or 7.70% of assets, compared to $22.21 million, or 7.36% of assets, at year-end 2009. At September 30, 2010, book value per share was $12.56 compared to $13.21 per share at December 31, 2009.

The following table summarizes Franklin’s regulatory capital position in dollars and as a percentage of assets as of September 30, 2010, December 31, 2009 and September 30, 2009. The modest improvement in the Company’s regulatory capital ratios from the year-ago and year-end levels largely reflected a reduction in assets. Although at these levels Franklin is considered “well capitalized” under federal regulatory standards, Franklin continues to pursue strategies to increase its capital ratios relative to its risk profile.

Capital Standard	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)

	As of September 30, 2010
Core	$20,648	$10,960	$9,688	7.53%	4.00%	3.53%
Risk-based	23,127	15,830	$7,297	11.69%	8.00%	3.69%

	As of December 31, 2009
Core	$21,548	$12,050	$9,498	7.15%	4.00%	3.15%
Risk-based	24,107	17,107	7,000	11.27%	8.00%	3.27%

	As of September 30, 2009
Core	$22,410	$12,130	$10,280	7.39%	4.00%	3.39%
Risk-based	24,482	17,403	7,079	11.25%	8.00%	3.25%
RESULTS OF OPERATIONS
The Company had a net loss of $755,000, or $0.45 per basic share, for the quarter ended September 30, 2010 and $1.40 million, or $0.83 per basic share, for the nine-months ended September 30, 2010, compared with net losses of $1.13 million, or $0.68 cent per basic share, for the third quarter 2009 and $865,000, or $0.52 cents per basic share, for the nine-months ended September 30, 2009. The primary reasons for the change were:
•
The provision for loan loss decreased $694,000 for the current quarter and $257,000 for the nine-months ended September 30, 2010. Franklin’s loan portfolio continues to be impacted by the economic downturn of the past two years, which has resulted in declining property values and related borrower defaults. As discussed above, management intends to continue building loan loss reserves for specific loans and the general reserve based on historical losses and economic factors.

•	Federal deposit insurance premiums increased $214,000 for the nine-months ended September 30, 2010. The higher FDIC premiums reflect a substantial increase in the assessment rate.
•
Franklin sustained a loss of $297,000 from a wire transfer fraud scheme which has affected numerous financial institutions in Franklin’s market area. The fraud is currently being investigated by authorities.

•
The Company incurred additional expenses during the quarter of $25,000 for consultants and $60,000 for investment banking services in relation to the Agreement and Plan of Merger dated October 12, 2010 between Cheviot Financial Corp. and First Franklin Corporation.

•	The Company also incurred $118,000 in legal fees related to the Annual Meeting, Proxy Contest, and the Agreement and Plan of Merger.

Net Interest Income
Net interest income, before provisions for loan losses, was $1.66 million for the current quarter and $5.09 million for the first nine months of 2010, compared to $1.46 million and $4.50 million, respectively for the same periods in 2009. The improvement was primarily the result of:
•	Average balances of deposits and borrowings decreased as Franklin’s funding needs have been reduced due to increased loan sales.
•	Interest expense on deposits and borrowings declined due to lower interest rates, in part due to management’s continued effort to add lower-cost checking deposits.
Managing interest rate risk is fundamental to banking. Financial institutions must manage the inherently different maturity and repricing characteristics of their lending and deposit products to achieve a desired level of earnings and to limit their exposure to changes in interest rates. Franklin is subject to interest rate risk to the degree that its interest-bearing liabilities, consisting principally of customer deposits and FHLB advances, mature or reprice more or less frequently, or on a different basis, than its interest-earning assets, which consist primarily of loans, mortgage-backed securities and investment securities. While having assets that mature or reprice more rapidly than liabilities may be beneficial in times of rising interest rates, such an asset/liability structure may have the opposite effect during periods of declining interest rates. Conversely, having liabilities that reprice or mature more rapidly than assets may adversely affect net interest income during periods of rising interest rates. As of September 30, 2010, Franklin was rated in the most favorable interest rate risk category under OTS guidelines.
The following rate/volume analysis describes the extent to which changes in interest rates and the volume of interest related assets and liabilities have affected net interest income during the periods indicated.

	For the nine month periods ended Sept. 30,
	2010 vs 2009
			Total
	Increase (decrease) due to		increase
	Volume	Rate	(decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable (1)	$(1,216)	$(272)	$(1,488)
Mortgage-backed securities	(64)	(14)	(78)
Investment securities	22	(84)	(62)
FHLB stock	—	(6)	(6)

Total interest-earning assets	$(1,258)	$(376)	$(1,634)

Interest expense attributable to:
Demand deposits	$(6)	$5	$(1)
Savings accounts	52	(123)	(71)
Certificates	(663)	(901)	(1,564)
FHLB advances and other borrowings	(568)	(14)	(582)

Total interest-bearing liabilities	$(1,185)	$(1,033)	$(2,218)

Increase (decrease) in net interest income	$(73)	$657	$584

(1)	Includes non-accruing loans.

As the table below indicates, Franklin’s interest rate spread (the yield on interest-earning assets less the cost of interest-bearing liabilities) was 2.61% for the nine months ended September 30, 2010, compared to 2.01% for the same period in 2009. The increase in the interest rate spread was the result of a decrease in the cost of interest-bearing liabilities from 3.34% for the nine months ended September 30, 2009, to 2.55% for the same nine-month period in 2010. During the same period, the yield on interest-earning assets decreased from 5.35% to 5.16%. The majority of the decrease in the cost of interest-bearing liabilities is the result of decreases in the costs of savings deposits from 0.82% to 0.43% and certificates from 4.00% to 3.26%. The decrease in the yield on interest-earning assets is the result of a decrease in the yield on loans from 5.44% to 5.30% and investment securities from 4.07% to 3.37%.

	For the nine months ended September 30, 2010
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$233,342	5.30%
Mortgage-backed securities	5,846	4.74%
Investment securities	15,790	3.37%
FHLB stock	4,991	4.49%

Total	$259,969	5.16%

Average interest-bearing liabilities
Demand deposits	$40,522	0.38%
Savings accounts	36,623	0.43%
Certificates	152,157	3.26%
FHLB advances	30,364	4.46%

Total	$259,666	2.55%

Net interest-earning assets/interest rate spread	$303	2.61%

	For the nine months ended September 30, 2009
	Average
	outstanding	Yield/cost
	(Dollars in thousands)
Average interest-earning assets
Loans	$263,781	5.44%
Mortgage-backed securities	7,614	5.01%
Investment securities	15,102	4.07%
FHLB stock	4,991	4.65%

Total	$291,488	5.35%

Average interest-bearing liabilities
Demand deposits	$32,956	0.48%
Savings accounts	30,410	0.82%
Certificates	176,157	4.00%
FHLB advances	47,325	4.50%

Total	$286,848	3.34%

Net interest-earning assets/interest rate spread	$4,640	2.01%

Noninterest Income and Expense
Noninterest income was $1.69 million for the quarter and $3.92 million for the nine months ended September 30, 2010 compared to $1.02 million for the same quarter in 2009 and $3.20 million for the nine months ended September 30, 2009. The majority of the increase in noninterest income during the quarter is due to a $523,000 increase in gain on sale of loans due to an increase in the number of loans sold. Gain on sale of loans increased $505,000 for the nine month period ended September 30, 2010 from the same period in 2009. The increase in the number of loans originated and sold was due in large part to the Federal tax credit for home purchases that expired April 30, 2010 and the low interest rate environment. The increase in noninterest income for the nine months ended September 30, 2010 was also attributable to a $26,000 increase in gain on sale of investments, and $198,000 increase in other income.
Noninterest expenses were $3.57 million for the current quarter and $9.57 million for the current nine-month period compared to $2.56 million for the same quarter in 2009 and $7.15 million for the nine-months ended September 30, 2009. This increase was primarily due increases of $587,000 and $899,000 in compensation and employee benefit costs for the quarter and nine months, respectively, from commissions for the loan origination staff. FDIC insurance premiums increased $71,000 for the quarter and $214,000 for the nine-months ended September 30, 2010. Advertising expense increased $29,000 for the nine month period. Expenses related to other real estate owned have increased $12,000 for the quarter and $102,000 for the nine months. There was a $297,000 loss related to a wire transfer fraud scheme in the second quarter of 2010. The Company incurred additional expenses during the quarter of $25,000 for consultants and $60,000 for investment banking services in relation to the Agreement and Plan of Merger dated October 12, 2010 between Cheviot Financial Corp. and First Franklin Corporation. The Company also incurred $118,000 in legal fees related to the Annual Meeting, Proxy Contest, and the Agreement and Plan of Merger.
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
COMPREHENSIVE INCOME
Comprehensive loss for the nine months ended September 30, 2010 and 2009 was $1.10 million and $766,000, respectively. The difference between net income and comprehensive income consists solely of the effect of unrealized gains and losses, net of taxes, on available-for-sale securities.
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

PART II
Item 1. LEGAL PROCEEDINGS
On October 25, 2010, the Company was named as a defendant in the case Burroughs v. First Franklin Corporation, et al, which was filed in the Court of Common Pleas, Hamilton County, Ohio. The complaint alleges that the individual directors of the Company breached their fiduciary duty to the Company’s stockholders authorizing the Company to enter into a merger agreement to be acquired by Cheviot Financial. The complaint also requests class certification. The complaint alleges that Cheviot Financial and Cheviot Merger Subsidiary, Inc., a wholly owned subsidiary of Cheviot Financial formed facilitate the acquisition, aided and abetted the individual named defendants in their breaches of fiduciary duty to the Company’s stockholders. The complaint requests that the court declare the case to be a proper class action, certify the named plaintiff as the class representative, and enjoin the acquisition. Management believes the lawsuit is without merit and intends to vigorously defend this lawsuit.
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
Date: November 15, 2010